Form 10KSB/A
period 1996-03-31
MECON INC
filed 1996-07-16
CIK 1002524

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549
                            ------------------------

                                 FORM 10-KSB/A


(X)        15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934 [Fee Required]
                          For the fiscal year ended March 31, 1996
( )          15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934 [No Fee Required]
                               Commission File Number 0-27048

                            ------------------------
                                  MECON, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                   94-2702762
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation of organization)      Identification
                                            No.)
          200 PORTER DRIVE
       SAN RAMON, CALIFORNIA                94583
  (Address of principal executive        (Zip Code)
              offices)
                    (510) 838-1700
    Issuer's telephone number, including area code

                            ------------------------

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

        COMMON STOCK, PAR VALUE $.001                             NASDAQ
            (Title of each class)               (Name of each exchange on which registered)

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes (X)  No ( )

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:......................  $12,003,000
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common
 Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes):...................................................................  $57,352,453
The number of shares outstanding of each of the registrant's classes of common
 stock, as of March 31, 1996:.................................................    5,876,947
Transitional Small Business Disclosure Format (check one): Yes ( )  No (X)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    MECON, Inc. ("MECON" or the "Company") is a leading provider of benchmarking data information products, decision support software and value-added services to the health care industry. The principal focus of the Company's products is to reduce costs, and improve efficiency and effectiveness of health care delivery systems. The Company's main product line is based upon a proprietary operations benchmarking database containing cost and key performance information from over 550 hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize the Company's database-related products. The Company's customers use the information provided by the operations benchmarking database to quantify, develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

    The need to manage costs more effectively in today's health care environment is leading hospitals to seek information which enables them to more accurately measure and evaluate operating and clinical efficiency. Historically, such efforts have been hampered by a lack of adequate benchmark information to identify cost inefficiencies, as well as a lack of sufficient decision support tools to implement and maintain cost reductions. Accordingly, there is a need for data and information systems which support long-term cost management strategies through operating efficiencies, labor cost control, supply and materials management, re-engineered care delivery processes, improved facilities infrastructure and capital equipment utilization, and general administrative efficiencies.

    Using the MECON operations benchmarking database as its foundation, the Company offers information products, decision support software and consulting services that bridge the information gap faced by hospitals and other health care providers seeking to reduce costs and improve operating efficiency. The Company's database allows hospital executives and department managers to compare their operational practices against those of the industry's most efficient hospitals or members of a customer-defined peer group. This ability, when combined with the Company's other products and services, enables hospitals to become more cost-competitive by quantifying opportunities for immediate cost reduction, developing and implementing short-term and long-term strategies for achieving cost reduction opportunities, adjusting ongoing operating costs consistent with changes in utilization, developing annual resource plans compatible with profit requirements, and measuring actual performance on a regular basis to maintain the gains achieved.

RECENT DEVELOPMENTS

    ACQUISITION OF MCIS

    On March 29, 1996, MECON acquired Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction, pursuant to which under the agreement, MECON exchanged 338,155 shares of its common stock for all the outstanding shares of MCIS, assumed 33,052 common stock options and assumed a note payable with accrued interest to a third party in the amount of approximately $2.5 million. MCIS has now become an operating division of MECON.

    MCIS offers Action Point-SM-, a PC-based Windows-TM- product for senior level health care executives. Action Point-SM- Executive Managed Care Information System supports effective planning and organizational management through immediate access to critical information on revenue/profitability, payor mix, resource utilization, occupancy, and physician practice patterns so that the facility can monitor data by physician, payor, and DRG.

    MCIS serves a customer base of over 130 acute care institutions nationwide. MCIS has corporate agreements with Quorum Health Care, UniHealth, Tenet Health Care Corporation, and Adventist Health System West. In addition, MCIS has developed strategic relationships with Johnson & Johnson Health Care Systems, Inc., COHR, Inc., Keane, Inc., and is one of the selected vendors at the Anderson Consulting LLP Health Strategy Center in Dallas, Texas.

PRODUCTS

    The Company's principal products and services include MECON-PEERx and other related analytical products, the MECON-OPTIMIS performance monitoring system, Action Point-SM- Executive Managed Care Information System and value-added services. The foundation of the Company's product line is the MECON operations benchmarking database.

    THE MECON OPERATIONS BENCHMARKING DATABASE

    The Company maintains a proprietary database containing information on labor productivity, costs, resource utilization and practice profiles from over 450 hospitals nationwide. The database contains 257 hospital department types, such as nursing, pharmacy, radiology, clinical laboratories and medical records. Typically, over 17,000 elements of information are collected from each subscribing hospital. The combination of statistical and practice profile data in the database allows hospitals to not only measure cost reduction opportunities, but also to identify processes that enable such reductions. The Company believes that the MECON operations benchmarking database is the only commercially available health care operations database that contains both statistical and qualitative data.

    Developed over the last decade, the database does not depend upon public domain data. Instead, all of the data is provided by health care organizations that subscribe to the Company's MECON-PEERx product described below. The subscriber typically submits data annually at the close of its fiscal year; however, a subscriber may choose to submit data on a more frequent basis. The Company tests and analyzes the data submitted by subscribers to ensure comparability with other information contained in the database.

    The database runs on an Oracle RDBMS 7.1 platform. The database resides on a Hewlett-Packard G40 server (mini-computer) that runs the HP-UX (UNIX) operating system. The hardware and database software have been designed to support significant growth in data processing and capacity.

    MECON-PEERx

    MECON-PEERx is a subscription-based information product that enables hospitals to compare operational practices against those of the industry's most efficient providers or the members of a customer-defined peer group. The Company believes that the breadth and depth of the information contained in the database, together with the Company's ability to present a wide variety of data types in standard formats that are useful to the customer, make MECON-PEERx a valuable resource for use in comparative performance analysis or benchmarking. Through operations benchmarking, hospitals and other health care providers can compare their operational practices against those of their peers. Benchmarking allows hospitals to identify the "best practices" employed in the industry, facilitates peer networking to learn practices that lead to lower costs, and assists hospitals in restructuring their operations to reduce costs. The Company has developed MECON-PEERx and its other products and services with the goal of maximizing the value of benchmarking analysis.

    Using a specially prepared report comparing subscriber cost and key performance data against benchmark data from the Company's operations benchmarking database, both senior executives and departmental managers can evaluate staffing and skill mix configurations, potential opportunities for reducing labor expenses, alternative strategies and methods of operations, and implications of new technologies. The information and analysis provided by the MECON-PEERx report, together with a variety of standard and optional support services, facilitate benchmarking initiatives to improve operational practices and efficiencies. Typical applications of the MECON-PEERx analysis include short-term cost reduction initiatives, annual budgeting, resource planning, long-term tracking of resource utilization, consolidation planning and cost/benefit evaluation of new technologies or operating processes.

    Hospitals generally subscribe to MECON-PEERx for a renewable three-year period. Each subscriber to MECON-PEERx receives the following:

    MECON-PEERx Reports. The Company prepares a report for each subscriber analyzing the operating cost data collected by the subscriber in light of the peer group and best practice information contained in the MECON database. The following table summarizes the typical types of information provided in the report:

                                  MECON-PEERx

                     CATEGORIES OF OUTPUT            SPECIFIC EXAMPLES
                     ------------------------------  ------------------------------------------------------------
HOSPITAL LEVEL       Cost Ratios                     Cost per Adjusted Discharge, Cost per Adjusted Patient Day
                     Productivity Ratios             Full Time Equivalent per Occupied Beds
                     Financial Ratios                Gross Margin, Net Margin, Balance Sheet Ratios
                     Characteristics & Profiles      Location, Type, Services Offered
DEPARTMENT LEVEL     Cost Ratios                     Cost per Unit of Measure, Labor Costs, Other Direct Expenses
                     Productivity Ratios             Labor Hours per Unit of Measure, Skill Mix
                     Service Intensity Ratios        Department Utilization per Patient Day or Discharge
                     Practices                       Organizational Characteristics, Operational Practices

    IMPLEMENTATION, CUSTOMER SUPPORT AND OTHER SERVICES

    The Company provides implementation services at the inception of a subscription, including management orientation in the use of benchmark data, assistance with initial statistical data collection, development of operational profiles and auditing of subscriber data. The Company conducts post-report workshops with hospital management to analyze cost reduction opportunities. First year subscription fees include charges for implementation services, including post-report workshops. To the extent requested by customers, these services are provided by the Company for an additional fee during subsequent years. After a customer has subscribed to MECON-PEERx, the Company provides, for an additional fee, quarterly status checks, advanced management development and training, data auditing and software technical support. The Company also offers optional services to hospitals seeking to maximize the value of the MECON-PEERx analysis. These services range from collecting and analyzing an expanded
MECON-PEERx data set to developing the strategies and tactics necessary to realize savings opportunities and maintain the cost reductions achieved.

    OTHER INFORMATION PRODUCTS

    MECON has developed additional information products based on the database intended to provide answer-based insights to decision makers. These products include MECON-Fast*Start, a high level analysis product offered specifically to management consulting companies to use as a tool to support their consulting engagements. The Company has designed it as a diagnostic tool that identifies and quantifies cost reduction potential by major functional areas with less detail than MECON-PEERx.

    The Company's information products also include Overview Assessment and Executive Summary. Overview Assessment uses the database in conjunction with additional qualitative information collected through on-site work at the hospital and provides a detailed assessment of facility- and function-specific cost reduction strategies and tactics. Executive Summary provides a condensed analysis based on the benchmarking database that provides hospital executives with an overall indication of opportunities for short-term and long-term cost reduction, and the specific areas in which such opportunities are most prominent.

    MECON-OPTIMIS

    As a complement to MECON-PEERx, the Company has developed MECON-OPTIMIS, an internal performance measuring system for hospitals. MECON-OPTIMIS is a PC software product designed to allow hospitals to measure their internal performance by tracking their performance against specified targets. This allows hospitals to adjust resource levels consistent with utilization changes and, thereby, move from a fixed cost operating model to a variable cost operating model. MECON-OPTIMIS measures labor hours and costs, non-labor expenses, skill mix, productivity, quality and service intensity on a bi-weekly or monthly basis. The application contains the following three modules: performance (labor productivity and quality); budgeting; and daily staffing simulation. The performance module retrospectively reports key performance indicators. The budgeting module provides baseline information to plan long-term resource requirements more accurately. The daily staffing module forecasts resource requirements based on utilization forecasts. These modules assist institutions in achieving labor resource utilization targets, in measuring the progress of quality improvement initiatives, in facilitating labor budget development and in determining department staffing needs by shift. MECON-OPTIMIS runs on an Oracle RDBMS platform and is configured for operation on local area networks.

    MECON-OPTIMIS relies on payroll, time and attendance and other financial information systems at the host facility. The customer collects and reports data continually, usually on a per pay period basis. Customers that purchase both MECON-PEERx and MECON-OPTIMIS can incorporate benchmark data from MECON-PEERx into MECON-OPTIMIS, thus increasing the value of the Company's overall product mix.

    ACTION*POINT MANAGED CARE INFORMATION SYSTEM

    The Action*Point product is a managed care information system that provides decision support to senior executives in hospitals. This product focuses on helping health care executives access and use business information with which to make informed decisions. The Action*Point, Windows-TM- based software is designed to provide immediate business feedback without the need for computer experience or knowledge of complicated query syntax. Physician, payor, product lines and market analysis is available at both the summary and detailed department level within a single patient encounter. An executive can navigate complex business problems with only a point and click of the mouse which produces sophisticated analysis and graphical presentations.

    VALUE-ADDED SERVICES

    The Company's principal objective is to produce value to customers from its database and software products through a series of value-added services. Such services include custom analysis of data, training programs, benchmarking facilitation services, and limited consulting services. The Company recently introduced a training product known as "Benchmarking-in-action" ("BIA") that is typically sold to current MECON-PEERx clients.

CUSTOMERS

    Historically, MECON has marketed its products and services to the acute care segment of the hospital market, primarily to individual hospitals over 100 beds. As of March 31, 1996, the Company had over 550 customers using its products and services. Typically, a customer purchases the three year subscription to MECON-PEERx as a first step in its effort to control, manage and reduce costs. The Company believes that the implementation of MECON-PEERx, and in certain instances MECON-OPTIMIS, has frequently resulted in substantial cost benefits to customers.

    MECON's customer base is geographically diverse, including urban and rural hospitals throughout the United States. The Company's customers include for-profit, academic/teaching and non-profit hospitals as well as multi-hospital systems. The Company has recently expanded its product offerings to long-term care facilities and small hospitals with fewer than 100 beds. Revenue from certain member facilities of the University HealthSystem Consortium Services Corporation, the Company's largest customer, accounted for 11% of net revenue for fiscal 1996.

SALES AND MARKETING

    MECON employs a 23-person direct sales and marketing organization which it augments through the efforts of its strategic partners. MECON participates in several national and regional trade shows including the Health Care Information and Management Systems Society annual conference. The Company also advertises in major trade publications and uses direct mail, primarily in regionally focused campaigns. Additionally, national health care related journals routinely publish case studies and data trends from the MECON database. Furthermore, MECON sponsors client conferences providing case studies, publications, new product introductions and a forum for client networking. The Company also generates a substantial number of leads directly through customer referrals. During fiscal 1995 and fiscal 1996, MECON received exclusive endorsements from several hospital associations or their subsidiary purchasing corporations.

STRATEGIC RELATIONSHIPS

    The Company intends to develop strategic relationships with leading providers of health care products and services in order to increase the Company's presence, expand distribution channels and broaden its product line. As part of this strategy, the Company has pursued relationships with major health care consulting companies and entered into a strategic relationship with Arthur Andersen LLP in April 1995. The Company is also pursuing relationships with health care information system companies. The Company anticipates that these relationships will allow MECON to leverage the significantly larger sales forces of such companies while providing them with a value added product to sell into their customer base. In September 1995, MECON signed an agreement with HBOC, pursuant to which HBOC will integrate MECON-PEERx with its Trendstar Decision Support System, a health care information software designed to provide a common source of information to executives, medical staff, department managers and others in acute care hospitals, and market the integrated solution to current and potential Trendstar customers. The agreement is effective for a period of three years and will automatically renew thereafter for additional one year periods, provided that either party may terminate the agreement without cause upon 90 days written notice. HBOC has agreed, during the term of the agreement, not to develop or implement any operations benchmarking system similar to MECON-PEERx. The Company has agreed not to market MECON-PEERx independently to HBOC's Trendstar customers who were not MECON-PEERx customers on the date of the agreement. Further, the agreement provides that the Company is the owner of any database compiled from data received by joint customers, including any data incorporated into the Trendstar system.

PRODUCT AND MARKET DEVELOPMENT

    The Company's product development strategy is directed toward creating new products that leverage the MECON database, increasing the functionality of its current products and developing products for new health care market segments. As part of this strategy, the Company is currently expanding the depth of the data collected from subscribers. Current development efforts focus on financial ratios, quality indicators and process data. In addition, the Company is also developing products that will allow customers to enter and access benchmarking data electronically. These products, which are expected to be released during late calendar year 1996, will allow customers and MECON's internal auditing staff to improve the speed and accuracy of data acquisition, manipulate data efficiently and generate reports on site.

    In addition, to address the growing need for benchmark information at the integrated delivery system level, the Company is expanding its product offerings to other health care providers such as outpatient clinics, home care providers and surgery centers.

COMPETITION

    The market for health care information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors in the health care information market are the breadth and quality of product offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving health care industry structure and identify information needs is an important competitive factor. Although the Company believes that it competes favorably with respect to each of these factors, the Company may be at a competitive disadvantage with respect to certain competitors and potential competitors that have greater financial, product development, technical and marketing resources than the Company, and that have substantial installed customer bases in the health care industry.

    The Company's competitors include other providers of operations and financial benchmarking data and products, providers of decision support software systems and management and health care consulting firms. As the market for health care cost management solutions develops, additional competitors, including other major health care information companies not presently offering cost management solutions, may enter the market and competition may intensify. The Company also faces significant competition from internal information services departments at large hospital alliances or for-profit hospital chains, many of which have developed or may develop benchmarking information or other cost control solutions.

PROPRIETARY RIGHTS

    The Company depends upon a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights in its products. Subscribers to MECON-PEERx enter into agreements restricting the disclosure and use of the comparative information contained in the database. The Company distributes its MECON-OPTIMIS product under software license agreements which grant customers a nonexclusive, nontransferable  license  to  the  product  and  contain  terms  and  conditions prohibiting the  unauthorized  reproduction  or  transfer  of  the  product.  In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. The Company has not filed any patent applications or copyrights covering its software or database technology. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to the Company's products and services. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and its ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

EMPLOYEES

    As of March 31, 1996, the Company employed a total of 101 full-time employees, of which 51 were in customer service, 23 in marketing and sales, 11 in research and development and 16 in administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company occupies approximately 11,500 square feet of space at its headquarters in San Ramon, California under a lease expiring in January 2000. The Company also occupies approximately 3,100 square feet in Chicago, Illinois and approximately 3,560 square feet near Washington DC for its regional client service organizations. In addition, the Company's recently acquired subsidiary occupies 3,400 square feet in Calabasas, California. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of the Company's stockholders in the quarter ended March 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company consummated its initial public offering of 2,000,000 common shares on December 6, 1995 at a price of $13.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "MECN." The following table sets forth the high and low prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq market.

PERIOD                                                                                    HIGH        LOW
- --------------------------------------------------------------------------------------  ---------  ---------
1996       Third quarter (commencing December 7, 1995)................................  $   17.38  $   14.25
           Fourth quarter.............................................................  $   20.25  $   14.25

    On March 29, 1996 the last reported sale price for the Company's Common Stock on the Nasdaq National Market was $19.75 per share. At March 29, 1996, there were approximately 400 record holders of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain all available funds and any future earnings for use in the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                             YEAR ENDED MARCH 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATE)
STATEMENT OF OPERATIONS
Revenue:
  Subscription and license.................................  $     359  $   1,038  $   2,041  $   4,821  $   8,037
  Services.................................................      2,406      2,804      2,979      4,047      3,966
                                                             ---------  ---------  ---------  ---------  ---------
      Net revenue..........................................      2,765      3,842      5,020      8,868     12,003
Cost of revenue............................................      1,441      2,017      2,704      4,129      4,679
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      1,324      1,825      2,316      4,739      7,324
Operating costs:
  Research and development.................................        208        526        870      1,647      1,855
  Sales and marketing......................................        488        438      1,236      2,588      3,349
  General and administrative...............................        603        940      1,254      1,686      2,273
  Merger and acquisition...................................     --         --         --         --            908
                                                             ---------  ---------  ---------  ---------  ---------
      Total operating costs................................      1,299      1,904      3,360      5,921      8,385
                                                             ---------  ---------  ---------  ---------  ---------
  Operating income (loss)..................................         25        (79)    (1,044)    (1,182)    (1,061)
Interest expense...........................................        (24)       (29)       (25)      (224)      (274)
Interest and other income, net.............................         94         10         53         26        368
Loss on investment.........................................       (156)      (133)      (180)    --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Loss before provision for income taxes...................        (61)      (231)    (1,196)    (1,380)      (967)
Provision for income tax expense...........................        (45)       (13)       (48)    --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Loss before cumulative effect of accounting change.......       (106)      (244)    (1,244)    (1,380)      (967)
Cumulative effect for change in accounting for income
 taxes.....................................................     --         --             (7)    --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Net loss.................................................  $    (106)      (244)    (1,251)    (1,380)      (967)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Accretion of redeemable preferred stock....................     --            (23)      (110)      (173)      (110)
                                                             ---------  ---------  ---------  ---------  ---------
  Net Loss attributable to common stockholders.............  $    (106)      (267)    (1,361)    (1,553)    (1,077)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net loss per share.........................................  $   (0.02)     (0.07)     (0.32)     (0.35)     (0.22)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Shares used in computing net loss per share................      4,576      3,829      4,213      4,464      4,966
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------


                                                                                   MARCH 31,
                                                             -----------------------------------------------------
                                                               1992       1993       1994       1995       1996
                                                             ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........  $      27        347        513      1,190     19,980
Total assets...............................................      1,519      1,774      1,936      4,949     25,581
Stockholders' (deficit) equity.............................        870       (310)    (1,609)    (3,223)    19,901

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1993 AND SECTION 21E OF THE SECURITIES ACT OF

1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND IN THE COMPANY'S PROSPECTUS DATED DECEMBER 6, 1995 AND OTHER REPORTS FILED BY THE COMPANY.

OVERVIEW

    MECON is a leading provider of operations benchmarking data, information products, design support software and consulting services to the hospital industry. The Company's product line is based upon a proprietary operations benchmarking database containing cost and key performance information from over 550 hospitals nationwide. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For fiscal 1996, approximately 67% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its product and services primarily to individual hospitals with over 100 beds.

    On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million. In addition, the Company recorded nonrecurring charges totaling $908,000 for merger and merger related costs. Accordingly, all prior period financial information has been restated. Unless otherwise noted, management's discussion of financial results is based on restated figures.

    MCIS offers Action*Point-SM-, a PC-based Windows-TM- product for senior level health care executives. Action*Point Executive Managed Care Information System supports effective planning and organizational management through immediate access to information on revenue/profitability, payor mix, resource utilization, occupancy, and physician practice patterns enabling the facility to monitor data by physician, payor and DRG.

    At March 31, 1996, the Company's backlog, which is defined as the total value of all contracts signed but not yet recognized as revenue, increased 82% to $10 million compared to $5.5 million at March 31, 1995. The financial position is further strengthened as the Company continues to de-emphasize consulting and focus upon its products which generate recurring revenue from 3 year subscription and annual software maintenance contracts.

    The Company's Subscription and license revenue consists primarily of MECON-PEERx subscription revenue and MECON-OPTIMIS and Action*Point software licenses. The Company recognizes subscription revenue ratably over the estimated time to complete each respective year's implementation of the MECON-PEERx product. The Company recognizes the associated costs of implementation as incurred. Software license revenue primarily includes a one-time license fee. The Company recognizes MECON-OPTIMIS license revenue upon shipment of the software and Action*Point license revenue upon completion of the training period and customer acceptance.

    The Company's services revenue consists primarily of implementation, annual maintenance and technical support fees for MECON-OPTIMIS and Action*Point, other optional products and services related to MECON-PEERx, MECON-OPTIMIS, and Action*Point, and consulting services. The Company recognizes implementation revenue when earned and annual maintenance and technical support fees ratably over a typical twelve month agreement term. The Company recognizes other optional products and services when the reports have been delivered or the services performed. The Company recognizes consulting revenue as services are performed.

    The Company's revenue has increased primarily due to greater market penetration of its database and software products, the merger with MCIS, product enhancements, price increases, and increased support and data analysis fees related to the Company's expanded software customer base. The Company's revenue is primarily derived from direct sales to end users.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenue for the period indicated:

                                                                                           FISCAL YEAR ENDED MARCH 31,
                                                                                      -------------------------------------
                                                                                         1994         1995         1996
                                                                                      -----------  -----------  -----------
Statements of Operations
Revenue:
  Subscription and license..........................................................         41%          54%          67%
  Services..........................................................................         59%          46%          33%
                                                                                            ---          ---          ---
    Net revenue.....................................................................        100%         100%         100%
Cost of revenue.....................................................................         54%          47%          39%
                                                                                            ---          ---          ---
Gross margin........................................................................         46%          53%          61%
Operating costs:
  Research and development..........................................................         17%          19%          15%
  Sales and marketing...............................................................         25%          29%          28%
  General and administrative........................................................         25%          19%          19%
  Merger and acquisition............................................................      --           --               8%
                                                                                            ---          ---          ---
    Total operating costs...........................................................         67%          67%          70%
                                                                                            ---          ---          ---
Operating loss......................................................................        (21)%        (14)%         (9)%
Interest expense....................................................................      --               3%           2%
Interest and other income, net......................................................          1%       --               3%
Loss on investment..................................................................          4%       --           --
                                                                                            ---          ---          ---
Loss before provision for income taxes..............................................        (24)%        (17)%         (8)%
Provision for income tax expense....................................................          1%       --           --
                                                                                            ---          ---          ---
Net loss............................................................................        (25)%        (17)%         (8)%
                                                                                            ---          ---          ---
                                                                                            ---          ---          ---
Accretion of redeemable preferred stock.............................................         (2)%         (2)%         (1)%
                                                                                            ---          ---          ---
Net loss attributable to common stockholders........................................        (27)%        (19)%         (9)%
                                                                                            ---          ---          ---
                                                                                            ---          ---          ---

FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUE


    Revenue for fiscal 1996 increased 35% to $12.0 million compared to $8.9 million for fiscal 1995. Subscription and license revenue for fiscal 1996 increased 67% to $8.0 million compared to $4.8 million for fiscal 1995 and accounted for essentially all of the revenue growth. This increase was primarily due to increased revenue from new MECON-PEERx subscription contracts and Action*Point license fees. Service revenue remained constant at $4.0 million for both fiscal 1996 and 1995. While overall service revenue remained unchanged, it was impacted by a 9% decrease in Optimis implementation fees as the market waited for the Windows based version that was completed in the third fiscal quarter of 1996, a 14% decrease in consulting revenue reflective of the Company's continued shift in focus to product sales from consulting services and an offsetting increase of 23% in value-added products and services sold to the Company's PEERx subscriber base.


    COST OF REVENUE

    Cost of revenue for fiscal 1996 increased 15% to $4.7 million compared to $4.1 million for fiscal 1995, primarily due to additional staffing to support the Company's growth. Cost of revenue for fiscal 1996 included $56,000 in amortization expense from the capitalization of software development expenses compared to $120,000 for fiscal 1995. Cost of revenue for fiscal 1996 decreased to 39% of total revenue compared to 47% for fiscal 1995, primarily due to improved utilization of customer support staff and lower travel expenses attributable to establishing regional offices in Chicago and Washington D.C.

    RESEARCH AND DEVELOPMENT

    Research and development expenses for fiscal 1996 increased 19% to $1.9 million compared to $1.6 million for fiscal 1995, primarily due to the addition of technical and programming personnel related to new product development. During fiscal 1996 approximately $569,000 was capitalized for internally developed software related to product development. Research and development expenses for fiscal 1996 decreased to 15% of revenue compared to 19% for the comparable period in the prior year, primarily due to the completion of the Optimis windows based product development in the third quarter of fiscal 1996.

    SALES AND MARKETING

    Sales and marketing expenses for fiscal 1996 increased 27% to $3.3 million compared to $2.6 million for fiscal 1995, primarily due to sales force expansion and investment in certain promotional activities, including trade shows, seminars and advertising. Sales and marketing expenses for fiscal 1996 decreased to 28% of revenue compared to 29% for fiscal 1995, primarily due to utilization of sales and marketing capacity developed during the second half of fiscal 1995.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses for fiscal 1996, excluding nonrecurring merger costs of $908,000, increased 35% to $2.3 million compared to $1.7 million for fiscal 1995, primarily due to increased management staffing, facilities expenses and general expenses related to an increase in business activity. General and administrative expenses, excluding nonrecurring merger costs, for fiscal 1996 remained constant at 19% of revenue for both fiscal 1996 and 1995.

    INTEREST AND OTHER INCOME

    Interest and other income for fiscal 1996 increased to $368,000 compared to $26,000 for fiscal 1995, primarily due to the investment of $23.1 million of net proceeds from an initial public offering of the Company's common stock in December, 1995.

    TAXES

    The Company has not incurred income taxes as a result of generating net operating losses for tax purposes.

FISCAL 1995 COMPARED TO FISCAL 1994

    REVENUE


    Revenue for fiscal 1995 increased 78% to $8.9 million from $5.0 million in fiscal 1994. Subscription and license revenue for fiscal 1995 increased 140% to $4.8 million compared to $2.0 million for fiscal 1994 and accounted for 72% of the revenue growth. This increase was primarily due to increased revenue from new MECON-PEERx subscription contracts and Action*Point license fees. Service revenue for fiscal 1995 increased 33% to $4.0 million compared to $3.0 million for fiscal 1994 and accounted for 28% of the revenue growth. This increase was primarily a result of an increase in Optimis implementation fees.


    COST OF REVENUE

    Cost of revenue for fiscal 1995 increased 52% to $4.1 million from $2.7 million for fiscal 1994, primarily due to additional staffing and recruiting costs. Cost of revenue for each of fiscal 1995 and 1994 included $120,000 in amortization expense from the capitalization of software development costs. Cost of revenue for fiscal 1995 decreased to 47% of revenue from 54% for fiscal 1994, primarily due to the continued shift toward higher margin database products and database related product revenue.

    RESEARCH AND DEVELOPMENT

    Research and development expenses for fiscal 1995 increased 84% to $1.6 million from $870,000 for fiscal 1994, primarily due to the addition of technical and programming personnel related to new product development. During fiscal 1995, approximately $388,000 was capitalized for software product development. No research and development expenses were capitalized in fiscal 1994. Research and development expenses for fiscal 1995 increased to 19% of revenue from 17% for fiscal 1994, primarily due to expanded hiring of technical and programming personnel.

    SALES AND MARKETING

    Sales and marketing expenses for fiscal 1995 increased 117% to $2.6 million from $1.2 million for fiscal 1994, primarily due to sales force expansion and increases in marketing personnel as well as trade shows and travel. Sales and marketing expenses in fiscal 1995 increased to 29% of revenue from 25% for fiscal 1994, due to the foregoing factors.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses for fiscal 1995 increased 31% to $1.7 million from $1.3 million for fiscal 1994, primarily due to increased management staffing, facilities expenses and general expenses related to an increase in business activity. General and administrative expenses for fiscal 1995 decreased to 19% of revenue from 25% for fiscal 1994 due to the foregoing factors.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly financial data for fiscal 1996 and fiscal 1995. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                            FISCAL YEAR 1995                      FISCAL YEAR 1996
                                               ------------------------------------------  -------------------------------
                                                  Q1         Q2         Q3         Q4         Q1         Q2         Q3
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Revenue:
Subscription and license.....................  $   1,121      1,320      1,168      1,212      1,369      2,173      2,360
Services.....................................        603      1,074      1,170      1,200        891        840        984
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Net revenue................................      1,724      2,394      2,338      2,412      2,260      3,013      3,344
Cost of revenue..............................        866        995      1,028      1,240      1,136      1,126      1,237
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.................................        858      1,399      1,310      1,172      1,124      1,887      2,107
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operating costs........................      1,255      1,348      1,566      1,752      1,815      1,897      1,994
Operating income (loss)......................       (397)        51       (256)      (580)      (691)       (10)       113
Net income (loss)............................       (440)        26       (292)      (674)      (745)       (78)        78
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) attributable to common
 stockholders................................  $    (467)       (14)      (345)      (727)      (800)      (133)        78
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                  Q4
                                               ---------

Revenue:
Subscription and license.....................      2,135
Services.....................................      1,251
                                               ---------
  Net revenue................................      3,386
Cost of revenue..............................      1,180
                                               ---------
Gross profit.................................      2,206
                                               ---------
Total operating costs........................      2,679*
Operating income (loss)......................       (473)
Net income (loss)............................       (222)
                                               ---------
Net income (loss) attributable to common
 stockholders................................       (222)
                                               ---------
                                               ---------

- --------------------------

 * Includes $908,000 in expenses for the merger of MCIS.

                                                            FISCAL YEAR 1995                             FISCAL YEAR 1996
                                           --------------------------------------------------  ------------------------------------
                                               Q1           Q2           Q3           Q4           Q1           Q2           Q3
                                           -----------  -----------  -----------  -----------  -----------  -----------  ----------
Revenue:
Subscription and license.................         65 %         55 %         50 %         50 %         61 %         72 %         71%
Services.................................         35 %         45 %         50 %         50 %         39 %         28 %         29%
                                                 ---          ---          ---          ---          ---          ---          ---
  Net revenue............................        100 %        100 %        100 %        100 %        100 %        100 %        100%
Cost of revenue..........................         50 %         42 %         44 %         51 %         50 %         37 %         37%
                                                 ---          ---          ---          ---          ---          ---          ---
Gross margin.............................         50 %         58 %         56 %         49 %         50 %         63 %         63%
                                                 ---          ---          ---          ---          ---          ---          ---
Total operating costs....................         73 %         56 %         67 %         73 %         80 %         63 %         60%
Operating income (loss)..................        (23)%          2 %        (11)%        (24)%        (30)%      --               3%
Net income (loss)........................        (26)%          1 %        (12)%        (28)%        (33)%         (3)%          2%
                                                 ---          ---          ---          ---          ---          ---          ---
Net income (loss) attributable to common
 stockholders............................        (27)%         (1)%        (15)%        (30)%        (35)%         (4)%          2%
                                                 ---          ---          ---          ---          ---          ---          ---
                                                 ---          ---          ---          ---          ---          ---          ---


                                               Q4
                                           -----------
Revenue:
Subscription and license.................         63 %
Services.................................         37 %
                                                 ---
  Net revenue............................        100 %
Cost of revenue..........................         35 %
                                                 ---
Gross margin.............................         65 %
                                                 ---
Total operating costs....................         79 %
Operating income (loss)..................        (14)%
Net income (loss)........................         (7)%
                                                 ---
Net income (loss) attributable to common
 stockholders............................         (7)%
                                                 ---
                                                 ---

    The Company's quarterly revenues and operating results have varied significantly in the past and may continue to fluctuate as a result of a variety of factors, including: the Company's sales cycle and demand for its products and services, changes in distribution channels, changes in the Company's product mix, the termination of, or a reduction in, subscriptions to the Company's MECON-PEERx product, the loss of customers due to consolidation in the health care industry, customer delays in providing information needed by the Company to complete implementation of, and revenue recognition from, sales of the MECON-PEERx product, changes in customer budgets, investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's growth, the timing of new product introductions and enhancements by the Company and its competitors, marketing and sales promotional activities and trade shows, the unpredictability of revenues from consulting services and general economic conditions.

    The Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenue levels. Consequently, if anticipated revenues in any given quarter do not occur as expected, expense levels could be disproportionate in relation to revenues. In addition, the Company's quarterly results have been, and may continue to be, affected by hospital budgeting practices that cause many discretionary purchase decisions to be made by hospitals shortly before their budgetary year end, which generally falls on June 30 or December 31. Consequently, the Company's operating results have been seasonal.

LIQUIDITY AND CAPITAL RESOURCES

    Over the last two years, the Company has financed its operations primarily through sales of preferred and common stock. During fiscal 1996, the Company used $945,000 in operating activities, primarily in support of additional personnel, an increase in sales and marketing, research and development, administrative expenses and financing receivables arising from the significant increase in sales.

    As of March 31, 1996, the Company had $3.3 million in billed and unbilled accounts receivable, including $804,000 in accounts receivable over 90 days compared to the March 31, 1995 balance of $2.3 million in billed and unbilled accounts receivable, including $136,000 over 90 days. This increase in accounts receivable, particularly the accounts receivable over 90 days, is primarily the result of a significant increase in sales, including an increase in sales to integrated health networks that typically pay slower than independent hospitals. The Company recently hired collection personnel to monitor accounts receivable on an ongoing basis.

    As of March 31, 1996, the Company had net working capital of $18.0 million, including cash, cash equivalents and short-term investments of $20.0 million. The Company currently has no material commitments for capital expenditures.

    The Company believes that with its access to financing sources, strong cash position, and lack of debt, it will be able to adequately fund its cash requirements for at least the next twelve months. During the next fiscal year the Company intends to complete the development and release of its PEERview product and intends to hire customer service personnel as the installed customer base increases.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

    CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

    VARIABILITY OF QUARTERLY RESULTS; SEASONALITY

    The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: the Company's sales cycle and demand for its products and services; changes in distribution channels; changes in the Company's product mix; the termination of, or a reduction in, subscriptions to the Company's MECON-PEERx product; the loss of customers due to consolidation in the health care industry; customer delays in providing information needed by the Company to complete implementation of, and revenue recognition from, sales of the MECON-PEERx product; changes in customer budgets; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's growth; the timing of new product introductions and enhancements by the Company and its competitors; marketing and sales promotional activities and trade shows; the unpredictability of revenues from consulting services; and general economic conditions. Accordingly, the Company's operating results for any particular quarterly period may not be indicative of results for future periods. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenue levels. Consequently, if anticipated revenues in any given quarter do not occur as expected, expense levels could be disproportionately high and may result in losses.

    The Company's quarterly results have been, and may continue to be, affected by hospital budgeting practices that cause many discretionary purchase decisions to be made shortly before the budgetary year end, which generally occurs on June 30 or December 31. Consequently, the Company's operating results have been somewhat seasonal.

    DEPENDENCE ON PRINCIPAL PRODUCT

    For the fiscal year ended March 31, 1996, approximately 70% of the Company's revenues were derived from subscriptions to its MECON-PEERx product and related services. Accordingly, any significant reduction in subscriptions to such product would have a material adverse effect on the Company's business and operating results. Although subscriptions to the MECON-PEERx database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although the Company has experienced a high customer renewal rate, there can be no assurance that the Company's customers will renew their subscriptions or that any renewal terms will be as favorable to the Company as existing terms.

    INTEGRITY AND RELIABILITY OF DATABASE

    The Company's success depends significantly on the integrity of its database. Although the Company tests data for completeness and consistency, it does not conduct independent audits of the information provided by its customers. Moreover, while the Company believes that the benchmarking information contained in its database is representative of the operational aspects of various types of hospitals, there can be no assurance that such information is appropriate for comparative analysis in all cases or that the database accurately reflects general or specific trends in the hospital market. If the information contained in the database were found, or were perceived, to be inaccurate, or if such information were generally perceived to be unreliable, the Company's business and operating results could be materially and adversely affected.

    COMPETITION

    The market for health care information systems and services is intensely competitive and rapidly changing. The Company's competitors include other providers of operations and financial benchmarking data and services, providers of decision support software systems and management and health care consulting firms. Furthermore, other major health care information companies not presently offering cost management solutions may enter the markets in which the Company competes. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the health care industry. The Company also faces significant competition from internal management information services departments of large hospital alliances or for-profit hospital chains, many of which have developed or may develop benchmarking information and other cost control solutions. In addition, increased competitive pressures, among other factors, could lead to lower prices for the Company's products and services, thereby materially adversely affecting the Company's operating results. Accordingly, there can be no assurance that the Company will be able to compete successfully in the future.

    MANAGEMENT OF GROWTH

    The Company is currently experiencing a period of rapid growth and expansion which has placed a significant strain on its personnel and resources. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel, several of whom were only recently hired, including the Company's Chief Financial Officer, who joined the Company in November 1994. Failure to manage growth effectively, or to develop, maintain and upgrade management information and other systems and controls, could have a material adverse effect on the Company.

    DEPENDENCE ON STRATEGIC RELATIONSHIPS

    A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company has recently entered into strategic relationships with Arthur Andersen LLP and HBOC. The Company believes that its success in penetrating new markets for its products and services depends in large part on its ability to maintain these relationships and cultivate additional relationships. There can be no assurance that the Company's existing or future strategic partners will not develop and market products in competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

    CONSOLIDATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY

    Many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion of the Company's products and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company.

    The health care industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of health care industry participants. During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

    UNCERTAINTY OF ENTRANCE INTO NEW MARKETS

    A substantial majority of the Company's revenues to date have been derived from sales to large hospitals in urban areas. The Company's future success depends in part upon the Company's ability to market its products and services to other health care providers, including small and rural hospitals, long-term care facilities, large group medical practices, rehabilitation hospitals and surgical centers. In order to develop the subscriber base necessary for the accumulation of meaningful operations benchmarking data for such new markets, the Company may be required to offer significant price discounts to prospective customers in such markets. In addition, because such providers typically have smaller budgets than the Company's existing customers, entry into new markets may require the Company to offer lower priced versions of its products. Sales of such new products may result in lower gross margins than sales to the Company's existing customer base. Moreover, the entry into such new markets may require the Company to increase substantially its product development, marketing and other expenses. There can be no assurance that the Company will be successful in entering new markets.

    NEW PRODUCT DEVELOPMENT

    The Company's future success and financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its database and other complementary products and services. Product development has been focused on enhancing existing products or introducing new products and has inherent risks, and there can be no assurance that the Company will be successful in its product development efforts or that the market will continue to accept the Company's existing or new products and services. The Company believes that significant continuing product development efforts will be required to sustain the Company's growth. There can be no assurance that the Company will successfully develop, introduce and market new products or product enhancements, or that products or product enhancements developed by the Company will meet the requirements of health care providers and achieve market acceptance.

    POTENTIAL ACQUISITIONS

    The Company may expand its product line through the acquisition of complementary businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has limited or no direct expertise and the potential loss of key employees of the acquired companies. In addition, acquisitions may involve the expenditure of significant funds. The Company's management has no prior experience in managing acquisitions. There can be no assurance that any acquisition will result in long-term benefits to the Company or that management will be able to manage effectively the resulting business. In addition, such an acquisition may involve the issuance of additional equity securities, which may be dilutive to stockholders.

    DEPENDENCE ON KEY PERSONNEL

    The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel, including its Chief Executive Officer and President, Vasu R. Devan. The Company believes that its future success will also depend upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. Such individuals are in high demand and often attract competing offers. In particular, the Company's success will depend on its ability to retain the services of its executive officers. The Company will also have an ongoing need to expand its management personnel and support staff. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

ITEM 7.  FINANCIAL STATEMENTS

                                    MECON, INC.
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1995       1996
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $   1,190     15,205
  Short-term investments in marketable debt securities.....................................     --          4,775
  Accounts receivable, net of allowances of $48 and $245 in 1995 and 1996, respectively....      1,867      2,769
  Unbilled accounts receivable.............................................................        420        526
  Related party receivable.................................................................         10          1
  Prepaid expenses.........................................................................        144        211
  Other current assets.....................................................................        177        125
                                                                                             ---------  ---------
      Total current assets.................................................................      3,808     23,612
Property and equipment, net................................................................        677      1,009
Software development costs, net............................................................        392        924
Related party note receivable..............................................................         35     --
Other assets...............................................................................         37         36
                                                                                             ---------  ---------
                                                                                             $   4,949     25,581
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable.........................................................................  $     471        557
  Accrued salaries and benefits............................................................        495        640
  Accrued interest.........................................................................        260        519
  Note payable.............................................................................      1,936      1,936
  Deferred revenue.........................................................................      1,597      1,333
  Other accrued liabilities................................................................        303        666
                                                                                             ---------  ---------
      Total current liabilities............................................................      5,062      5,651
Deferred rent, less current portion........................................................         41         29
                                                                                             ---------  ---------
      Total liabilities....................................................................      5,103      5,680
                                                                                             ---------  ---------
Redeemable common and preferred stock......................................................      3,069     --
                                                                                             ---------  ---------
Stockholders' (deficit) equity:
  Preferred stock, $.001 par value; 5,000,000 authorized; none issued and outstanding......     --         --
  Common stock, $.001 par value; 50,000,000 shares authorized; 3,437,848 and 5,876,947
   issued and outstanding in 1995 and 1996, respectively...................................          3          6
  Additional paid-in capital...............................................................        177     24,511
  Stockholders' note receivable............................................................        (38)        --
  Accumulated deficit......................................................................     (3,365)    (4,616)
                                                                                             ---------  ---------
      Total stockholders' (deficit) equity.................................................     (3,223)    19,901
                                                                                             ---------  ---------
                                                                                             $   4,949     25,581
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          See accompanying notes to consolidated financial statements.

                                  MECON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                1995       1996
                                                                                              ---------  ---------
Revenue:
  Subscription and license..................................................................  $   4,821      8,037
  Services..................................................................................      4,047      3,966
                                                                                              ---------  ---------
      Net revenue...........................................................................      8,868     12,003
Cost of revenue.............................................................................      4,129      4,679
                                                                                              ---------  ---------
      Gross profit..........................................................................      4,739      7,324
                                                                                              ---------  ---------
Operating costs:
  Research and development..................................................................      1,647      1,855
  Sales and marketing.......................................................................      2,588      3,349
  General and administrative................................................................      1,686      2,273
  Merger and acquisition....................................................................     --            908
                                                                                              ---------  ---------
      Total operating costs.................................................................      5,921      8,385
                                                                                              ---------  ---------
Operating loss..............................................................................     (1,182)    (1,061)
Interest expense............................................................................       (224)      (274)
Interest income.............................................................................         27        365
Other income (expense)......................................................................         (1)         3
                                                                                              ---------  ---------
Loss before provision for taxes.............................................................     (1,380)      (967)
Provision for income taxes..................................................................     --         --
                                                                                              ---------  ---------
      Net loss..............................................................................  $  (1,380)      (967)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Accretion of redeemable preferred stock.....................................................       (173)      (110)
                                                                                              ---------  ---------
      Net loss attributable to common stockholders..........................................  $  (1,553)    (1,077)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net loss per share..........................................................................  $   (0.35)     (0.22)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computing per share data.....................................................      4,464      4,966
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                                  MECON, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                            MARCH 31, 1995 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  TOTAL
                                  COMMON STOCK      ADDITIONAL   STOCKHOLDERS'                STOCKHOLDERS'
                                -----------------    PAID-IN         NOTE       ACCUMULATED     (DEFICIT)
                                 SHARES    AMOUNT    CAPITAL      RECEIVABLE      DEFICIT        EQUITY
                                ---------  ------   ----------   ------------   -----------   -------------
Balances as of March 31, 1994,
 as previously reported.......  3,293,798   $  3         366         (38)           (693)          (362)
Pooling of interests
 adjustments..................     95,751   --            45       --             (1,292)        (1,247)
                                ---------  ------   ----------   ------------   -----------   -------------
Balances as of March 31,
 1994.........................  3,389,549      3         411         (38)         (1,985)        (1,609)
Compensatory stock option
 grant........................     50,413   --            23       --              --                23
Issuance of common stock with
 put option...................    211,416   --           (10)      --              --               (10)
Issuance of redeemable
 preferred stock, Series B....     --       --            92       --              --                92
Issuance of convertible
 preferred stock, Series C....     --       --           (45)      --              --               (45)
Accretion of redeemable
 preferred stock..............     --       --          (173)      --              --              (173)
Repurchase of common stock....   (213,530)  --          (121)      --              --              (121)
Net loss......................     --       --         --          --             (1,380)        (1,380)
                                ---------  ------   ----------   ------------   -----------   -------------
Balances as of March 31,
 1995.........................  3,437,848      3         177         (38)         (3,365)        (3,223)
Compensatory stock option
 grant........................    191,993   --            90       --              --                90
Accretion of redeemable
 preferred stock..............     --       --           (76)      --                (34)          (110)
Repurchase of common stock....   (296,269)  --           (34)      --               (250)          (284)
Conversion of preferred stock
 into common stock, Series
 C............................    479,634      1         999       --              --             1,000
Exercise of common stock
 warrants.....................     57,013   --         --          --              --            --
Exercise of common stock
 options......................      6,728   --             4       --              --                 4
Repayment of shareholder
 notes........................     --       --         --             38           --                38
Public offering proceeds, net
 of expenses of $2,872........  2,000,000      2      23,126       --              --            23,128
Termination of redemption
 obligation for common
 stock........................     --       --           225       --              --               225
Net loss......................     --       --         --          --               (967)          (967)
                                ---------  ------   ----------   ------------   -----------   -------------
Balances as of March 31,
 1996.........................  5,876,947   $  6      24,511       --             (4,616)        19,901
                                ---------  ------   ----------   ------------   -----------   -------------
                                ---------  ------   ----------   ------------   -----------   -------------


          See accompanying notes to consolidated financial statements.

                                  MECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                                               1995       1996
                                                                                             ---------  ---------
Cash flows from operating activities:
  Net loss.................................................................................  $  (1,380)      (967)
  Adjustments to reconcile loss to net cash used in operating activities:
    Depreciation and amortization..........................................................        328        333
    Compensation expense related to issuances of common stock and stock option grants......         23         90
    Changes in operating assets and liabilities:
      Accounts receivable, net.............................................................     (1,225)      (902)
      Unbilled accounts receivable.........................................................       (218)      (106)
      Related party note receivable........................................................         12         44
      Prepaid and other assets.............................................................       (300)       (14)
      Accounts payable.....................................................................        281         86
      Accrued salaries and benefits........................................................        186        145
      Accrued interest.....................................................................        242        259
      Deferred rent........................................................................        (18)       (12)
      Deferred revenue.....................................................................        704       (264)
      Income taxes payable.................................................................        (51)    --
      Other accrued liabilities............................................................        291        363
                                                                                             ---------  ---------
        Net cash used in operating activities..............................................     (1,125)      (945)
                                                                                             ---------  ---------
Cash flows from investing activities:
  Purchase of short-term investments.......................................................     --         (4,775)
  Acquisition of property and equipment....................................................       (541)      (628)
  Computer software development costs......................................................       (388)      (569)
                                                                                             ---------  ---------
        Net cash used in investing activities..............................................       (929)    (5,972)
                                                                                             ---------  ---------
Cash flows from financing activities:
  Borrowings from bank.....................................................................        836        850
  Repayment of bank borrowings.............................................................     --           (850)
  Proceeds from issuance of Series B redeemable preferred stock, net of issuance costs.....        956     --
  Proceeds from issuance of Series C preferred stock, net of issuance costs................        955     --
  Proceeds form issuance of common stock with put option, net of issuance costs............        215     --
  Proceeds from issuance of common stock, net of issuance costs............................     --         23,132
  Repayment of shareholder note............................................................     --             38
  Repurchase of common stock...............................................................       (121)      (284)
  Redemption of Series A preferred stock...................................................       (110)      (954)
  Redemption of Series B preferred stock...................................................     --         (1,000)
                                                                                             ---------  ---------
        Net cash provided by financing activities..........................................      2,731     20,932
                                                                                             ---------  ---------
Net increase in cash and cash equivalents..................................................        677     14,015
Cash and cash equivalents at beginning of year.............................................        513      1,190
                                                                                             ---------  ---------
Cash and cash equivalents at end of year...................................................  $   1,190     15,205
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Supplemental information:
  Cash paid for interest...................................................................  $       7         33
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          See accompanying notes to consolidated financial statements.

                                  MECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1996

(1) BUSINESS OF THE COMPANY
    MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve the performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Managed Care Information Systems, Inc. All intercompany balances and transactions have been eliminated.

    CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents and short-term investments consist principally of money market instruments which include: corporate notes, corporate bonds, certificates of deposits, commercial paper and government agency securities.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years.

    SOFTWARE DEVELOPMENT COSTS

    Software development costs include developed software costs incurred subsequent to attaining technological feasibility in accordance with Statement of Financial Accounting Standards No. 86. Software development costs are amortized on a straight-line basis over the estimated economic life of the product, which is generally two to three years.

    The  Company evaluates the  recoverability of capitalized  software costs on
the  basis  of  whether  such   costs  are  fully  recoverable  from   projected
undiscounted cash flows of individual projects.

    RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to expense in the period incurred.

    REVENUE RECOGNITION

    Revenue generated from the initial year of a PEERx subscription contract is recognized ratably over the estimated time to complete the implementation of a customer's initial year information into the database. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to complete the implementation of that year's information into the database. Costs to deliver the PEERx products are incurred evenly throughout the period beginning with the signing of a contract and ending with the presentation of a post report workshop. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

    Revenue from the licensing of the Company's OPTIMIS software product is recognized upon delivery of the software. Revenue from Optimis implementation services, including revenue bundled with the initial license fee, is recorded as deferred revenue and recognized as the service is performed.

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Although the Company's Action*Point software is installed by the customer, the Company provides customer service support during the installation as well as technical training to customer personnel during the initial period subsequent to installation. Revenue is recognized upon completion of the training period and final customer acceptance, whereupon no further material obligations exist.

    The Company offers post-contract customer support and implementation services to its OPTIMIS and Action*Point customers. Revenue from maintenance and technical support services, including revenue bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

    Consulting revenue, as well as revenue from certain other optional products and services, is recognized as the services are performed or as the Customer's specific project is completed.

    INCOME TAXES

    The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Under Statement No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include convertible preferred shares, warrants and the exercise of stock options using the treasury stock method. The conversion of Series C convertible preferred shares into 479,634 common shares and the cashless exercise of warrants into 57,013 common shares are included in the computation for all periods presented. These shares have been included in the computations for loss periods when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock and warrants converted into common stock on the closing of the Company's initial public stock offering. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and staff policy, net loss per share includes all common and common equivalent shares granted or issued within 12 months of the offering date as if they were outstanding for all periods that began prior to the Company's initial public stock offering, even if antidilutive, using the treasury stock method.

    For the purposes of the net loss per share computation, net loss has been increased by the amount of the periodic accretion for redeemable preferred shares (see note 11). Upon the completion of the Company's initial public stock offering, the Series A and B preferred shares were redeemed.

    CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company has investment policies that limit investments to short-term low risk investments. The Company markets and sells its products to principally hospitals. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    LONG-LIVED ASSETS

    In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to by Disposed of" (Statement No. 121), was issued. This statement provides guidelines for recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995. Company management does not believe that the adoption of this new standard will have a material effect on the Company's financial statements.

    ACCOUNTING FOR STOCK OPTIONS

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), was issued. This statement encourages, but does not require, a fair-value-based method of accounting for employee stock options and is effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to comply with the pro forma disclosure requirements of Statement No. 123. If the Company makes this election, Statement No. 123 will have no impact on the Company's financial statements.

(3) MERGER OF MANAGED CARE INFORMATION SYSTEMS, INC.
    On March 29, 1996, the Company completed a merger with Managed Care Information Systems, Inc. ("MCIS"). In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million. In addition, the Company recorded nonrecurring charges totaling $908,000 for merger and merger related costs. The merger was accounted for as a pooling of interests, and accordingly, all prior period financial information has been restated.

    Separate results of the combining entities for the periods prior to the merger are summarized below (in thousands):

                                                                                             NINE MONTHS
                                                                               YEAR ENDED       ENDED
                                                                                MARCH 31,   DECEMBER 31,
                                                                                  1995          1995
                                                                               -----------  -------------
Total revenues:
  MECON, Inc.................................................................   $   7,842     $   7,550
  MCIS.......................................................................       1,026         1,067
                                                                               -----------  -------------
    Combined.................................................................   $   8,868     $   8,617
                                                                               -----------  -------------
                                                                               -----------  -------------
Net income (loss):
  MECON, Inc.................................................................   $     (53)    $      18
  MCIS.......................................................................      (1,327)         (763)
                                                                               -----------  -------------
    Combined.................................................................   $  (1,380)    $    (745)
                                                                               -----------  -------------
                                                                               -----------  -------------

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS

    MARKETABLE SECURITIES

    In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity.

    At March 31, 1996, available-for-sale securities consisted of the following (in thousands):

                                                          ADJUSTED   UNREALIZED   UNREALIZED     FAIR
                                                            COST        GAINS       LOSSES       VALUE
                                                          ---------  -----------  -----------  ---------
U.S. Government securities..............................  $  12,994   $  --        $  --       $  12,994
Mortgage-backed securities..............................      2,044      --           --           2,044
Corporate debt securities...............................      4,732      --           --           4,732
                                                          ---------  -----------  -----------  ---------
                                                          $  19,770   $  --        $  --       $  19,770
                                                          ---------  -----------  -----------  ---------
                                                          ---------  -----------  -----------  ---------

    At March 31, 1996, these securities were classified in the Consolidated Balance Sheet as follows (in thousands):

Cash equivalents..........................................................  $  14,995
Short-term investments in marketable debt securities......................      4,775
                                                                            ---------
                                                                            $  19,770
                                                                            ---------
                                                                            ---------

    The contractual maturity of all available-for-sale debt securities as of March 31, 1996 was one year or less.

    The proceeds received during 1996 from the sale and maturity of securities held as available-for-sale were $0. During 1996, there were no gross realized gains or losses on sales of securities held as available-for-sale.

    It is assumed that the carrying amounts of all other financial instruments approximate fair value because of their short maturity.

(5) PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS
    The following is a summary of property and equipment (in thousands):

                                                                                          MARCH 31,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Office furniture and equipment.....................................................  $     381  $     491
Computers..........................................................................        949      1,422
Leasehold improvements.............................................................          5         31
                                                                                     ---------  ---------
                                                                                         1,335      1,944
Less accumulated depreciation......................................................       (658)      (935)
                                                                                     ---------  ---------
                                                                                     $     677  $   1,009
                                                                                     ---------  ---------
                                                                                     ---------  ---------

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(5) PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS (CONTINUED)
    The following is a summary of software development costs (in thousands):

                                                                                          MARCH 31,
                                                                                     --------------------
                                                                                       1995       1996
                                                                                     ---------  ---------
Purchased software.................................................................  $      28  $      47
Internally developed software......................................................      1,008      1,577
                                                                                     ---------  ---------
                                                                                         1,036      1,624
Less accumulated amortization......................................................       (644)      (700)
                                                                                     ---------  ---------
                                                                                     $     392  $     924
                                                                                     ---------  ---------
                                                                                     ---------  ---------

(6) FINANCINGS

    BANK BORROWINGS

    At March 31, 1996, the Company had a $1.5 million bank line of credit which bears interest at the prime rate plus .75%. The line of credit, which expires on August 6, 1996, contains restrictive covenants, which include certain levels of working capital, tangible net worth and other certain financial ratios. The financing is collateralized by all business assets of the Company. At March 31, 1996, there were no borrowings under this line of credit.

    NOTE PAYABLE

    At March 31, 1996, the Company had a $2 million line of credit with a third party which was a result of assuming certain liabilities of MCIS during the merger. The line of credit provided for borrowings in the form of individual notes bearing interest rates ranging from 9.15% to 12.45%. The Company had outstanding borrowings totaling $1,936,000 at both March 31, 1995 and 1996.

    During the year ended March 31, 1995, MCIS discontinued payments on the line of credit. As a result, MCIS was in default of the line of credit at March 31, 1995 and 1996. The agreement calls for a 2% penalty fee upon default to be accrued monthly. The Company has accrued for all interest and penalties due totaling $260,000 and $519,000 at March 31, 1995 and 1996, respectively.

    The note payable, as well as the accrued interest and penalties, were fully satisfied by the Company on April 1, 1996.

(7) COMMITMENTS
    The Company leases office space in California, Illinois and Virginia under operating leases with terms of 60 months. Certain office equipment is leased under operating leases with terms of approximately 36 months.

    The leases on the California and Illinois office space included free rent at their inception as well as scheduled base rent increases over their terms. Rent payments are being charged to expense using the straight-line method over the terms of the leases. The Company has recorded deferred rent to reflect the excess of rent expense over cash payments since inception of the leases.

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(7) COMMITMENTS (CONTINUED)
    Future minimum lease commitments under operating leases are as follows (in thousands):

YEAR ENDING MARCH 31,
- ----------------------------------------------------------------------------
1997........................................................................  $     349
1998........................................................................        301
1999........................................................................        161
2000........................................................................         79
2001........................................................................     --
                                                                              ---------
  Total.....................................................................  $     890
                                                                              ---------
                                                                              ---------

    Rent expense under operating leases for the years ended March 31, 1995 and 1996 was $264,000 and $363,000, respectively.

(8) RELATED PARTY TRANSACTIONS
    During 1995 and 1996, the Company had several transactions with IT Solutions, Inc. (ITS).

    ITS is partially owned by certain stockholders of the Company. ITS subleases office space from the Company and purchased office and administrative services totaling approximately $82,000 and $27,000 during the years ended March 31, 1995 and 1996, respectively. The Company purchased contract software programming services from ITS totaling approximately of $515,000 and $338,000 during the years ended March 31, 1995 and 1996, respectively. As of March 31, 1995 and 1996, receivables from ITS were $15,000 and $200, respectively, and payables to ITS were $193,000 and $0, respectively.

(9) INCOME TAXES
    Income tax benefit (expense) for the years ended March 31, 1995 and 1996 consists of the following (in thousands):

                                                                                                MARCH 31,
                                                                                           --------------------
                                                                                             1995       1996
                                                                                           ---------  ---------
Current:
  Federal................................................................................  $       3     --
  State..................................................................................          4     --
                                                                                                 ---        ---
                                                                                                   7     --
Deferred:
  Federal................................................................................         10     --
  State..................................................................................        (17)    --
                                                                                                 ---        ---
                                                                                                  (7)    --
                                                                                                 ---        ---
    Total tax benefit....................................................................  $  --      $  --
                                                                                                 ---        ---
                                                                                                 ---        ---

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(9) INCOME TAXES (CONTINUED)
    Income tax expense for 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% of pretax losses as a result of the following (in thousands):

Computed "expected" tax benefit.............................................  $    (328)
Nondeductible meals and entertainment expenses..............................         12
Nondeductible acquisition and merger expenses...............................        281
Change in beginning of year valuation allowance.............................       (114)
Expected tax benefit due to acquisition not includible for tax purposes.....        223
Change in valuation allowance due to acquisition............................        (72)
Other.......................................................................         (2)
                                                                              ---------
                                                                              $  --
                                                                              ---------
                                                                              ---------

    The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred tax liabilities as of March 31, 1995 and 1996 are as follows (in thousands):

                                                                                             MARCH 31,
                                                                                        --------------------
                                                                                          1995       1996
                                                                                        ---------  ---------
Deferred tax assets:
  Net operating loss..................................................................  $  --      $      88
  Compensated absences................................................................         68         84
  Research credit carryforwards.......................................................        122        198
  Software cost amortization..........................................................         26     --
  Capital loss carryforward...........................................................        268        259
  Allowance for bad debts.............................................................     --             99
  Other...............................................................................         24     --
                                                                                        ---------  ---------
      Total gross deferred tax assets.................................................        508        728
Less valuation allowance..............................................................       (466)      (343)
                                                                                        ---------  ---------
      Net deferred tax assets.........................................................         42        385
Deferred tax liabilities:
  Depreciation........................................................................        (21)       (69)
  Software costs......................................................................     --           (274)
  Unbilled accounts receivable........................................................     --            (42)
                                                                                        ---------  ---------
      Total gross deferred tax liabilities............................................        (21)       385
                                                                                        ---------  ---------
      Net deferred tax asset..........................................................  $      21     --
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    The increase (decrease) in the valuation allowance of approximately $57,000 and ($123,000) for the years ended March 31, 1995 and 1996, respectively, was primarily due to the uncertainty regarding the ultimate realization of the gross deferred asset arising from capital losses that are only deductible for tax purposes to the extent of future capital gains and the utilization of research credit carryforwards.

    At March 31, 1996 the Company has federal and state net operating loss carryforwards of approximately $298,000 and $124,000, respectively. The federal net operating losses expire in 2011 and the state operating losses expire in 2001.

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(9) INCOME TAXES (CONTINUED)
    At March 31, 1996, the Company has research credit carryforwards for federal and California income tax purposes of approximately $98,000 and $99,000, respectively, which are available to offset future taxable income, if any, from 1997 through 2001.

    A portion of the operating loss carryforward is attributable to the exercise of nonqualified stock options which when realized, will result in approximately $21,000 of deferred tax assets being credited to additional paid in capital.

(10) EMPLOYEE RETIREMENT AND SAVINGS PLAN
    The Company has a qualified 401(k) savings plan. All full time employees with one year of service may defer a portion of their salary. At the discretion of the Board of Directors, the Company may also make a matching contribution for all eligible employees. Contributions by the Company to the plan were approximately $17,000 and $0 for the years ended March 31, 1995 and 1996, respectively.

(11) REDEEMABLE COMMON AND PREFERRED STOCK

    SALE OF REDEEMABLE COMMON AND PREFERRED STOCK

    On September 9, 1994, the Company sold 211,416 shares of common stock, 1 million shares of Series B preferred stock, and 680,600 shares of Series C convertible preferred stock in a private offering and received net proceeds of $2.15 million (net of issuance costs). These stockholders had the right to put back to the Company their shares of common stock and Series C convertible preferred stock in the event of certain transactions. This right terminated upon the Company's initial public offering.

    Redeemable securities are comprised of the following (in thousands):

                                                                      PREFERRED STOCK
                                                             ---------------------------------    COMMON
                                                              SERIES A    SERIES B   SERIES C      STOCK       TOTAL
                                                             -----------  ---------  ---------  -----------  ---------
Balance as of March 31, 1994...............................   $     917   $  --      $  --       $  --       $     917
Sale of redeemable preferred stock.........................      --             864      1,000      --           1,864
Sale of redeemable common stock............................      --          --         --             225         225
Accretion of redeemable preferred stock....................         115          58     --          --             173
Redemption.................................................        (110)     --         --          --            (110)
                                                             -----------  ---------  ---------  -----------  ---------
Balance as of March 31, 1995...............................         922         922      1,000         225       3,069
Accretion of redeemable preferred stock....................          32          78     --          --             110
Redemption.................................................        (954)     (1,000)    --          --          (1,954)
Conversion of Series C preferred stock to common...........      --          --         (1,000)     --          (1,000)
Termination of redemption obligation on common stock.......      --          --         --            (225)       (225)
                                                             -----------  ---------  ---------  -----------  ---------
Balance as of March 31, 1996...............................   $  --       $  --      $  --       $  --       $  --
                                                             -----------  ---------  ---------  -----------  ---------
                                                             -----------  ---------  ---------  -----------  ---------

   REDEEMABLE PREFERRED STOCK
    SERIES A

    Under a redemption provision, the Company was required to redeem all of the preferred stock based on a formula relating to the Company's gross revenue at prices ranging from $5.00 per share to $6.40 per share, periodically between 1993 and 1997, at which time the balance of the shares of

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(11) REDEEMABLE COMMON AND PREFERRED STOCK (CONTINUED) preferred stock, if any, would have been redeemed in full. With the proceeds from the Company's initial public offering, the Company redeemed the remaining outstanding shares. As of March 31, 1996 there were no shares outstanding.

    SERIES B

    Under a redemption provision, the Company was required to redeem all of the Series B preferred stock at $1.00 per share periodically between 1999 and 2001 or earlier in the event of certain transactions. With the proceeds from the Company's initial public offering the Company redeemed the remaining outstanding shares. As of March 31, 1996 there were no shares outstanding.

    SERIES C

    Concurrent with the Company's initial public offering, the 680,600 shares of Series C convertible preferred stock were automatically converted into 479,634 shares of the Company's common stock.

(12) STOCKHOLDERS' (DEFICIT) EQUITY

    COMMON STOCK

    In October 1995, the Board of Directors approved the reincorporation of the Company as a Delaware corporation. The reincorporation resulted in a change in the authorized number of preferred shares from 10,000,000 to 5,000,000 and common shares from 30,000,000 to 50,000,000. The par value for both preferred and common shares changed from no par value to $.001 par value. In addition, the Company's Board of Directors authorized a 1 for 1.419 reverse split of its common stock. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reincorporation and reverse stock split.

    In December 1995, the Company sold in an initial public offering 2,000,000 shares of its common stock which generated net proceeds of approximately $23 million. A portion of the proceeds were used to redeem the outstanding Series A and Series B preferred stock.

    1995 STOCK PLAN

    The Company's 1995 Stock Plan (the "1995 Plan") was adopted in October 1995 and became effective in December 1995. The 1995 Plan provides for the grant to employees of the Company (including officers and employee directors) of incentive stock options and for the grant of nonstatutory stock options and stock purchase rights ("Rights") to employees and consultants of the Company. A total of 650,000 shares of Common Stock has been reserved for future issuance under the 1995 Plan. The exercise price of all nonstatutory stock options granted under the 1995 Plan shall be determined by the Administrator. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed ten years.

    In conjunction with the MCIS merger, the Company assumed the MCIS stock option plan. Information with respect to this plan has been included in the stock option table below. MCIS's stock option plan was terminated upon consummation of the merger.

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(12) STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
    The activity under the 1995 Stock Plan was as follows:

                                                                           INCENTIVE
                                                                SHARES       STOCK
                                                              AVAILABLE     OPTIONS     EXERCISE PRICE
                                                              FOR GRANT   OUTSTANDING      PER SHARE
                                                              ----------  ------------  ---------------
Shares reserved at December 12, 1995 (inception of plan)....     650,000       --       $     --
Options granted.............................................    (295,902)     295,902        1.24-17.25
Options canceled............................................      --           --             --
                                                              ----------  ------------  ---------------
Balance at March 31, 1996...................................     354,098      295,902   $    1.24-17.25
                                                              ----------  ------------  ---------------
                                                              ----------  ------------  ---------------

    1995 DIRECTOR OPTION PLAN

    The Company's 1995 Director Option Plan (the "Director Plan") was adopted in October 1995 and became effective in December 1995. A total of 50,000 shares of Common Stock has been reserved for issuance under the Director Plan. The Director Plan provides for the grant of nonstatutory stock options to certain non-employee directors of the Company ("Outside Directors") pursuant to an automatic, nondiscretionary grant mechanism. The Director Plan provides that each Outside Director shall be granted a nonstatutory stock option to purchase 10,000 shares of Common Stock upon the date which such person first becomes an Outside Director or, if later, on the effective date of the Director Plan (the "First Option"). Thereafter, each Outside Director shall be automatically granted an option to purchase 2,500 shares of Common Stock on November 11 of each year (a "Subsequent Option"), if on such date, such Outside Director shall have served on the Company's Board of Directors for at least six (6) months. The Director Plan provides that each option shall become exercisable in monthly installments over a period of three years from the date of grant. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, but will expire unless exercised within three months following the termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years. Through March 31, 1996, the Company had not granted any options under the Director Plan.

    1995 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in October 1995 and became effective in December 1995. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan.

    The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 7 1/2% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the Common Stock at the beginning of each offering period or the end of a six month purchase period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years after its effective date. The Board of Directors has authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant. There were no purchases of shares by employees during the year ended March 31, 1996 under the Purchase Plan.

    1994 INCENTIVE STOCK OPTION PLAN

    The Company's 1994 Incentive Stock Option Plan (the "1994 Plan") provides for the grant of incentive stock options to employees of the Company. The Board of Directors has determined that no further options will be granted under the 1994 Plan. Outstanding options granted under the 1994 Plan generally become exercisable at a rate of 1/5 of the shares subject to the option at a specified

                                  MECON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1995 AND 1996

(12) STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED) date after the date of grant and an additional 1/5 of the shares at the end of each subsequent anniversary of the initial vesting date, subject to continued service as an employee, consultant or director. The term of each outstanding stock option is seven years. The exercise price of all options granted under the 1994 Plan was at least equal to the fair market value of the Common Stock of the Company on the date of grant. Payment of the exercise price may be made in cash, promissory notes or other shares of the Company's Common Stock.

    The activity under the option plan was as follows:

                                                                               INCENTIVE
                                                                    SHARES       STOCK       EXERCISE
                                                                  AVAILABLE     OPTIONS      PRICE PER
                                                                  FOR GRANT   OUTSTANDING      SHARE
                                                                  ----------  ------------  -----------
Shares reserved at July 25, 1994 (inception of plan)............     422,833       --       $   --
Options granted.................................................    (250,176)     250,176           .57
Options canceled................................................      17,618      (17,618)          .57
                                                                  ----------  ------------  -----------
Balance at March 31, 1995.......................................     190,275      232,558           .57
Options granted.................................................    (212,615)     212,615      .68-8.00
Options canceled................................................      35,689      (35,689)          .68
Options exercised...............................................      --           (6,728)          .68
                                                                  ----------  ------------  -----------
Balance at March 31, 1996.......................................      13,349      402,756   $  .57-8.00
                                                                  ----------  ------------  -----------
                                                                  ----------  ------------  -----------

    WARRANTS

    In September 1994, the Company issued warrants to purchase up to $350,000 of the Company's common stock. The warrant exercise prices ranged from $2.99 to $5.27 per share based on the future financial performance of the Company subject to certain anti-dilution adjustments upon conversion of Series C preferred stock into common stock. In conjunction with the Company's initial public offering, holders of the warrants completed a cashless exercise of the warrants into 57,013 shares of common stock.

(13) MAJOR CUSTOMERS
    As of March 31, 1995, the Company had three significant contracts; one which covered approximately 50 academic hospitals; the second covered a health system with 13 hospitals; and the third was a consulting engagement. The contract which covered 50 academic hospitals represented 12% of 1995 revenues.

    As of March 31, 1996, the Company had a significant contract which covered approximately 50 academic hospitals. This contract, totaling 11% of 1996 revenues, was renewed in January 1995 for services to be rendered through March 1998.

(14) CONTINGENCIES
    In the ordinary course of business, certain claims, suits and complaints may be filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance, or if not covered, are in the opinion of management and counsel not probable or would not be material to the financial position or results of operations of the Company.

(15) SUBSEQUENT EVENTS
    On April 4, 1996, the Company approved a loan of $40,000 to one of its officers. The loan is due in equal monthly installments over 5 years, commencing August 1, 1996. The loan is collateralized by the pledge of vested stock options, is due in full upon termination of the officer's employment, permits prepayment in part or in full without notice or penalty and bears interest at a fixed rate of 9.25 % per annum. It is the company's policy to record interest income on this note as earned.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MECON, Inc.:

    We have audited the accompanying consolidated balance sheets of MECON, Inc. and subsidiary as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MECON, Inc. and subsidiary as of March 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

San Francisco, California
May 13, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in nor were there any disagreements with the Company's accountants on accounting or financial disclosure matters during the two years ended March 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The executive officers and directors of the Company and their ages as of March 31, 1996 are as follows:

               NAME                     AGE                POSITION WITH THE COMPANY
- ----------------------------------      ---      ----------------------------------------------
Vasu R. Devan                               49   Chairman of the Board of Directors, President
                                                  and Chief Executive Officer
Raju Rajagopal                              49   Senior Vice President, Western Region and
                                                  Director
David J. Allinson                           34   Vice President, Finance and Administration,
                                                  Chief Financial Officer and Treasurer
Jeffrey J. Parkinson                        46   Senior Vice President, Eastern Region
Rodney Klein                                48   Senior Vice President, Central Region
William H. Kimball (1)(2)                   51   Director
Walter G. Kortschak (1)(2)                  36   Director
David L. Lowe                               36   Director
Robert L. Montgomery (1)(2)                 59   Director

- ------------------------
(1) Member of the Compensation Committee

(2) Member of the Audit Committee

    VASU R. DEVAN. Mr. Devan co-founded the Company in 1983 and has served as President and Chief Executive Officer since the Company's inception. From 1979 to 1983, Mr. Devan was the principal at Vasu R. Devan & Associates, a health care management consulting firm. Previously he held management positions at Technicon Medical Information Systems Corporation and Medicus Systems Corporation, each a health care information systems company, and at Booz Allen and Hamilton, a management consulting company. Mr. Devan received a Master of Science in industrial engineering from Wayne State University.

    RAJU RAJAGOPAL. Mr. Rajagopal co-founded the Company in 1983 and has served as Senior Vice President, Western Region since November 1994. Mr. Rajagopal also served as the Company's Senior Vice President, Sales and Marketing from April 1993 to November 1994, as Senior Vice President, Marketing and Operations from April 1991 to April 1993, and as Senior Vice President, Development and Customer Support from 1983 to April 1991. Previously, Mr. Rajagopal worked in designing and implementing operational improvement programs for Bechtel Corporation, an international construction company. Mr. Rajagopal received a Master of Science in chemical engineering from Wayne State University.

    DAVID J. ALLINSON. Mr. Allinson joined the Company as Vice President, Finance and Administration and Chief Financial Officer in November 1994. From May 1990 to November 1994, Mr. Allinson held various management positions, most recently Director of Finance, for Meris Laboratories, Inc., an independent clinical laboratory. Previously, Mr. Allinson held a number of positions with the public accounting firm of Price Waterhouse. Mr. Allinson received a Bachelor of Science in accounting from San Jose State University and is a Certified Public Accountant.

    JEFFREY J. PARKINSON. Mr. Parkinson became the Company's Senior Vice President, Eastern Region in November 1994. From August 1989 to November 1994, Mr. Parkinson served the Company as Senior Vice President, Advisory Services. From January to July 1989, Mr. Parkinson was a manager with Coopers & Lybrand's Health Care Consulting Services. Between 1981 and 1988, Mr. Parkinson was Vice President of Consulting Services for Voluntary Hospitals of America. Mr. Parkinson received a Master of Science in industrial engineering from the University of Minnesota and a Master of Business Administration from the University of South Florida.

    RODNEY KLEIN. Mr. Klein became the Company's Senior Vice President, Central Region in July 1995. From May 1994 to July 1995, Mr. Klein served the Company as Vice President, Central Region. From January 1987 to May 1994, Mr. Klein was Vice President of Finance of the University Hospital Consortium. From 1978 to 1987, Mr. Klein was Vice President of Finance for The Jewish Hospital of St. Louis. Mr. Klein received a Master of Business Administration -- Accounting from the University of Michigan.

    WILLIAM H. KIMBALL. Mr. Kimball was elected a director of the Company in April 1993. Mr. Kimball has been in private legal practice for over twenty years and has represented physicians, hospitals, independent physicians associations and companies doing business in the health care field. Mr. Kimball works regularly with medical groups on strategic planning and managed care issues. Mr. Kimball received a Doctor of Jurisprudence from the University of California, Berkeley.


    WALTER G. KORTSCHAK. Mr. Kortschak has been a director of the Company since September 1994. Mr. Kortschak is a General Partner of Summit Partners, where he has been employed since June 1989. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures III, L.P. and Summit Investors II, L.P., which are principal stockholders of the Company. Mr. Kortschak is also a director of McAfee Associates, Inc., HMT Technology Inc. and Diamond Multimedia Systems, Inc. and serves as a director of several privately-held companies. Mr. Kortschak received a Master of Science in engineering from the California Institute of Technology and a Master of Business Administration from the University of California, Los Angeles.



    DAVID L. LOWE. Mr. Lowe became a director of the Company in April 1996. Since November 1994, Mr. Lowe has served as Chairman of the Board and Chief Executive Officer of ADAC Laboratories, where he has been employed since 1988. At ADAC laboratories, Mr. Lowe also served as President and Chief Operating Officer from February 1992 to November 1994, as General Manager of the Nuclear Medicine Division from 1990 to February 1992 and as General Manager of the Radiology Information Systems division from 1988 to 1990. Mr. Lowe is also a director of Vivra, Inc. Mr. Lowe received a Bachelors degree in Economics from the University of California, Davis and a Masters of Business Administration from Stanford University's Graduate School of Business.



    ROBERT L. MONTGOMERY. Mr. Montgomery has been a director of the Company since April 1993. Mr. Montgomery became the President of the Western Division of Sutter/CHS in 1996. From January 1989 to 1996, Mr. Montgomery served as President and Chief Executive Officer of Alta Bates Health System, a non-profit health care holding company. Mr. Montgomery is also a director of Health Systems International and Health Risk Management. Mr. Montgomery received a Bachelor of Science and a Master of Public Health, Hospital Administration from the University of California, Berkeley.


    All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers serve at the discretion of the Board and are elected annually. Except for Mr. Rajagopal, who is the brother-in-law of Mr. Devan, there are no family relationships between the directors or executive officers of the Company.

BOARD COMMITTEES

    The Board of Directors has a Compensation Committee and an Audit Committee. The Compensation Committee makes recommendations to the Board concerning salaries and incentive compensation for the Company's officers and employees and administers the Company's 1994 Incentive Stock Option Plan, 1995 Stock Plan and 1995 Employee Stock Purchase Plan. The Audit Committee aids management in the establishment and supervision of the Company's financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and the Company's independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of the Company's financial affairs.

DIRECTOR COMPENSATION

    All non-employee directors receive $500 cash remuneration for attendance at each meeting of the Board of Directors and for each Board Committee meeting held on a different day and are reimbursed for all reasonable expenses incurred by them in attending Board and Committee meetings. Non-employee directors participate in the Company's 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director who joins the Board in the future will automatically be granted a nonstatutory option to purchase 10,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director, including current non-employee directors, automatically receives a nonstatutory option to purchase 2,500 shares of Common Stock on November 11 of each year, provided the director has been a member of the Board for at least six months. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. The share grants vest monthly over a period of three years from the date of grant, provided the optionee remains a director of the Company. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

    The Company reincorporated into Delaware in part to take advantage of certain provisions in the Delaware General Corporation Law (the "Delaware Code") relating to limitations on liability of corporate officers and directors. The Company believes that the reincorporation into Delaware, the provisions of its Certificate of Incorporation and Bylaws and the separate indemnification agreements outlined below are necessary to attract and retain qualified persons as directors and officers.

    The Company's Certificate of Incorporation limits the liability of directors to the fullest extent permitted by the Delaware Code. Under current Delaware law, a director's liability to a company or its stockholders may not be limited with respect to (i) any breach of his duty of loyalty to the company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments or dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware Code or (iv) transactions from which the director derived an improper personal benefit.

    The Company's Bylaws provide that the Company shall indemnify its officers and directors and may indemnify its employees and other agents to the fullest extent permitted under the Delaware Code. The Company's Bylaws also permit it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions, regardless of whether the Bylaws would permit indemnification. The Bylaws authorize the use of indemnification agreements and the Company has entered into such agreements with each of its directors and officers.

    At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification would be required or permitted. The Company is not aware of any overtly threatened litigation or proceeding that might result in a claim for indemnification.

SECTION 16(A) REPORTING DELINQUENCIES

    Based solely on its review of copies of filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1996 all Section 16 filing requirements were met, except that David Lowe failed to file one Form 3 and Gary Lakin filed one late Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table provides certain summary information for the fiscal years ended March 31, 1996 and 1995 concerning the compensation for services rendered in all capacities to the Company earned by (i) the individual who served as Chief Executive Officer and (ii) each of the Company's four other most highly compensated executive officers with annual compensation in excess of $100,000 for such fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION                       AWARDS
                                   ------------------------------------------------------    LONG-TERM
                                                                          OTHER ANNUAL     COMPENSATION     ALL OTHER
                                    FISCAL                    BONUS       COMPENSATION     -------------  COMPENSATION
NAME & PRINCIPAL POSITION            YEAR     SALARY ($)       ($)           ($)(1)         OPTIONS (#)     ($)(2)(3)
- ---------------------------------  ---------  -----------  -----------  -----------------  -------------  -------------
Vasu R. Devan ...................       1996  $   169,167      --              --               --          $   2,880
 Chairman of the Board, Chief           1995  $   150,000  $     6,750         --               --          $   3,980
 Executive Officer and President
Raju Rajagopal ..................       1996  $   136,979  $     2,500         --               10,000      $   1,740
 Senior Vice President, Western         1995  $   125,000  $    31,060         --               --             --
 Region
Rodney Klein ....................       1996  $   135,250  $     2,700         --               15,000      $   1,745
 Senior Vice President, Central         1995  $   119,163  $    10,000         --              105,708         --
 Region
Jeffrey J. Parkinson ............       1996  $   127,667  $     2,100         --               15,000      $   2,098
 Senior Vice President, Eastern         1995  $   120,000  $    30,913         --               70,472      $   1,765
 Region
Robert Quist (4) ................       1996  $   113,333      --              --               --             --
 Vice President, MCIS Division          1995  $    12,500      --              --               --             --

- ------------------------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those cases where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year.

(2) All other compensation includes the contributions allocated under the Company's 401(k) plan on behalf of Messrs. Devan, Rajagopal, Parkinson and Klein in the amounts of $1,180, $0, $1,532 and $0 for fiscal year 1995, and $1,875, $1,740, $1,875 and $1,745 for fiscal year 1996, respectively.

(3) All other compensation includes premiums paid by the Company on life insurance policies for the benefit of Messrs. Devan and Parkinson in the amounts of $2,792 and $233 for fiscal year 1995 and $1,005 and $233 for fiscal year 1996, respectively.

(4) Mr. Quist's employment with the Company commenced in February 1995.

    OPTION GRANTS

    The following table sets forth information concerning stock options granted to the Named Executive Officers during the fiscal year ended March 31, 1996 pursuant to the Company's Stock Option Plan:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              PERCENT OF
                                                                             TOTAL OPTIONS
                                                                              GRANTED TO     EXERCISE OR
                                                               OPTIONS       EMPLOYEES IN    BASE PRICE   EXPIRATION
NAME                                                        GRANTED (#)(1)    FISCAL YEAR     ($/SH)(1)      DATE
- ----------------------------------------------------------  --------------  ---------------  -----------  ----------
Raju Rajagopal............................................        10,000           2.11%      $   13.00    12/6/01
Rodney Klein..............................................        15,000           3.17%      $   13.00    12/6/01
Jeffrey J. Parkinson......................................        15,000           3.17%      $   13.00    12/6/01
Robert Quist..............................................        16,950           3.58%      $    1.24    5/14/05

- ------------------------
(1) All options were granted at an exercise price equal to market value as determined by the Board of Directors of the Company on the date of grant. The Board of Directors determined the market value of the Common Stock based on various factors, including the illiquid nature of an investment in the Common Stock, the Company's historical financial performance, the preferences (including liquidation) of the outstanding Series A Preferred Stock, the Company's future prospects and the prices paid for securities of the Company in arm's-length transactions between third parties.

    FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information with respect to stock options held by each of the Company's Named Executive Officers. There were no option exercises during the fiscal year ended March 31, 1996 by any of the Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
                                                                  YEAR-END (#):          FISCAL YEAR-END ($)(1):
                                                            --------------------------  --------------------------
NAME                                                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ----------------------------------------------------------  -----------  -------------  -----------  -------------
Raju Rajagopal............................................       2,000         8,000        13,500         54,000
Rodney Klein..............................................      24,142        95,566       425,746      1,702,984
Jeffrey J. Parkinson......................................      17,094        68,378       290,581      1,162,322
Robert Quist..............................................      16,950        --           313,745        --

- ------------------------
(1) These values have been calculated on the basis of $19.75 per share, less the applicable option exercise price.

EMPLOYMENT AGREEMENTS

    In September 1994, the Company entered into employment agreements with  Vasu
R. Devan and Raju Rajagopal, respectively, providing for severance payments at their respective salary rates per month (less applicable withholding) for the initial twelve months following termination in the event that they are terminated other than for cause, death or disability or voluntary termination. Following the end of such initial severance period, Messrs. Devan or Rajagopal would be entitled, for an additional twelve month period, to receive the lesser of their then current salaries or $8,333.33 per month (less applicable withholding); provided, however, that such severance payments shall be decreased by any earnings during such period resulting from their services as an employee or consultant to any third party. The employment agreements will terminate by their terms in September 1997.


    In March 1996, the Company entered into an employment agreement with  Robert
L. Quist providing for a severance payment equal to Mr. Quist's salary for a period of 90 days (less applicable withholding) following termination other than for cause, death or disability or voluntary termination. The employment agreement will terminate by its terms in March 1997.


COMPENSATION PLANS

    1995 STOCK PLAN

    The Company's 1995 Stock Plan (the "1995 Plan") was adopted in October 1995 and became effective in December 1995. The 1995 Plan provides for the grant to employees of the Company (including officers and employee directors) of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant of nonstatutory stock options and stock purchase rights ("Rights") to employees and consultants of the Company. The 1995 Plan is administered by the Board of Directors or a Committee of the Board of Directors (the "Administrator"), which selects the optionees, determines the number of shares to be subject to each option or Right and determines the exercise price of each option or Right. A total of 650,000 shares of Common Stock has been reserved for future issuance under the 1995 Plan. The exercise price of all incentive stock options granted under the 1995 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of all nonstatutory stock options granted under the 1995 Plan shall be determined by the Administrator. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed ten years.

    In the event of the merger or sale of substantially all of the assets of the Company, all outstanding options shall be assumed or substituted by the successor corporation, or if they are not assumed or substituted, they shall become fully vested and exercisable. Unless terminated sooner, the 1995 Plan will terminate ten years from its effective date. The Board has authority to amend or terminate the 1995 Plan, provided no such action would impair the rights of the holder of any outstanding options without the written consent of such holder.

    1995 DIRECTOR OPTION PLAN

    The Company's 1995 Director Option Plan (the "Director Plan") was adopted in October 1995 and became effective in December 1995. A total of 50,000 shares of Common Stock has been reserved for issuance under the Director Plan. The Director Plan provides for the grant of nonstatutory stock options to certain non-employee directors of the Company ("Outside Directors") pursuant to an automatic, nondiscretionary grant mechanism. The Director Plan provides that each Outside Director shall be granted a nonstatutory stock option to purchase 10,000 shares of Common Stock on the date upon which such person first becomes an Outside Director or, if later, on the effective date of the Director Plan (the "First Option"). Thereafter, each Outside Director shall be automatically granted an option to purchase 2,500 shares of Common Stock on November 11 of each year (a "Subsequent Option"), if on such date, such Outside Director shall have served on the Company's Board of Directors for at least six (6) months. The Director Plan provides that each option shall become exercisable in monthly installments over a period of three years from the date of grant. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, but will expire unless exercised within three months following the termination of an Outside Director's status as a director. In the event of the merger or sale of substantially all of the assets of the Company, all outstanding options shall be assumed or substituted by the successor corporation, or if they are not assumed or substituted, they shall become fully vested and exercisable. If not terminated earlier, the Director Plan will have a term of ten years.

    1995 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees to purchase Common Stock. A total of 150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan qualifies under Section 423 of the Code. The Purchase Plan provides for offerings that each have a six month duration commencing on the first trading day on or after June 1 and December 1 of each year. Employees are eligible to participate if they are regularly employed by the Company for at least twenty hours per week and more than five months in any calendar year. Employees are permitted to purchase Common Stock through payroll deductions, which may not exceed 7 1/2% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the Common Stock at the beginning of each offering period or the end of a six month purchase period, whichever is lower. In the event of certain changes in control of the Company, the Purchase Plan provides that each option under the plan be assumed or an equivalent option substituted by the successor or purchaser corporation, unless the Board of Directors decides to shorten the offering period by setting a new exercise date or cancel each outstanding right to purchase and refund all sums collected from participants in the offering period then in progress. Unless terminated sooner, the Purchase Plan will terminate ten years after its effective date. The Board of Directors has authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant.

    1994 INCENTIVE STOCK OPTION PLAN

    The Company's 1994 Incentive Stock Option Plan (the "1994 Plan") provides for the grant of incentive stock options to employees of the Company. As of September 30, 1995, an aggregate of approximately 422,833 shares of Common Stock had been reserved for issuance under the 1994 Plan and options to purchase an aggregate of 416,996 shares of Common Stock were outstanding under the 1994 Plan. The Board of Directors has determined that no further options will be granted under the 1994 Plan. Outstanding options granted under the 1994 Plan generally become exercisable at a rate of 1/5 of the shares subject to the option at a specified date after the date of grant and an additional 1/5 of the shares at the end of subsequent anniversary of the initial vesting date, subject to continued service as an employee, consultant or director. The term of each outstanding stock option is seven years. The exercise price of all options granted under the 1994 Plan was at least equal to the fair market value of the Common Stock of the Company on the date of grant. Payment of the exercise price may be made in cash, promissory notes or other shares of the Company's Common Stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

    The following are the only persons known by the Company to own beneficially, as of March 31, 1996, 5 percent or more of the outstanding shares of its Common Stock.

    On March 31, 1996 there were 5,876,947 shares of the Company's common stock outstanding.

                                                                                 AMOUNT AND
                                                                                  NATURE OF
                                                                                 BENEFICIAL    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                              OWNERSHIP      CLASS
- -------------------------------------------------------------------------------  -----------  ------------
Vasu R. Devan .................................................................    1,196,380       20.36%
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Raju Rajagopal (1) ............................................................      540,408        9.19%
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Artisan Partners Ltd. Prt. ....................................................      367,400        6.25%

- ------------------------
(1) Includes 2,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.

SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 1996, by each director and nominee to the Board of Directors, the Chief Executive Officer and the four other most highly compensated executive officers and, as a group, by such persons and other executive officers of the Company. All shares are subject to the named person's sole voting and investment power.


                                                                                 AMOUNT AND
                                                                                  NATURE OF
                                                                                 BENEFICIAL    PERCENT OF
NAME OF BENEFICIAL OWNER                                                          OWNERSHIP      CLASS
- -------------------------------------------------------------------------------  -----------  ------------
Vasu R. Devan .................................................................    1,196,380       20.36%
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Raju Rajagopal (1) ............................................................      540,408        9.19%
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Jeffrey J. Parkinson (2) ......................................................      165,388        2.81%
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Robert Quist (3) ..............................................................       16,950       *
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
Rodney Klein (4) ..............................................................       24,142       *
 c/o 200 Porter Drive, Suite 100
 San Ramon, California 94583
William H. Kimball (5) ........................................................      105,876        1.80%
Walter G. Kortshak (6) ........................................................      247,065        4.20%
David L. Lowe (7) .............................................................       14,000       *
Robert L. Montgomery (8) ......................................................      110,944        1.89%
All directors and executive officers as a group (9 persons) (9) ...............    2,421,153       40.59%


- ------------------------
*   Less than 1%

(1) Includes 2,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.

(2) Includes 17,094 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.

(3) Includes 16,950 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.

(4) Includes 24,142 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.


(5) Includes 13,140 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.



(6) Includes shares beneficially owned or held of record by entities associated with the following funds of Summit Partners, L.P.: Summit Ventures III, L.P. (242,123) and Summit Investors II, L.P. (4,942). Mr. Kortschak, a director of the Company, is a general partner of affiliates of Summit Partners, L.P. Mr. Kortschak exercises shared investment and voting power with respect to such shares, but disclaims beneficial ownership of such shares.



(7) Includes 14,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996.

(8) Includes shares beneficially owned or held of record by Robert and Joan S. Montgomery as trustees of the Montgomery Family Trust.



(9) Includes 60,186 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 31, 1996


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal years ended March 31, 1995 and 1996, the Company engaged in numerous transactions with IT Solutions, Inc., a California corporation ("ITS"), of which Vasu R. Devan, Raju Rajagopal and Jeffrey J. Parkinson own 39%, 14% and 5%, respectively, of the outstanding capital stock. ITS subleases office space and purchases certain office and administrative services from the Company, the cost of which totaled approximately $82,000 and $27,000 for the fiscal years ended March 31, 1995 and 1996, respectively. In addition, pursuant to an Independent Contractor Services Agreement dated September 12, 1994 between the Company and ITS, the Company purchased software programming contract services in the aggregate amount of $515,000 and $338,000 for the years ended March 31, 1995 and 1996, respectively. The Company believes that each of the above transactions with ITS was entered into on terms no less favorable to the Company than the Company could have obtained from unrelated third parties.

    In September 1994, pursuant to the terms of a Stock and Warrant Purchase Agreement, the Company issued to Summit Ventures III, L.P. and Summit Investors II, L.P. an aggregate of 1,000,000 shares of Series B Preferred Stock, an aggregate of 680,600 shares of Series C Preferred Stock, an aggregate of 211,416 shares of Common Stock and warrants to purchase an aggregate of 83,937 shares of Common Stock, for an aggregate purchase price of $2,224,124. Mr. Walter G. Kortschak, a director of the Company, is a general partner of Summit Partners, L.P., an entity associated with the above-referenced funds.

    In May 1995, pursuant to the terms of an Equity Purchase Agreement (the "Equity Agreement") among the Company, ICI Partnership, a California partnership ("ICI"), and a former officer of the Company, the Company repurchased an aggregate of 292,459 shares of Common Stock from such former officer for an aggregate purchase price of $253,000. In connection with such repurchase and pursuant to the Equity Agreement, the officer also sold to ICI his ownership interest in ICI. The general partners of ICI include Messrs. Devan, Rajagopal and Parkinson, all executive officers of the Company. ICI was organized for the purpose of acquiring, owning, voting and holding for investment or sale the stock of Imaging Constructs, Incorporated, a Nebraska corporation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  EXHIBIT
   NUMBER                                                  EXHIBIT
- ------------  -------------------------------------------------------------------------------------------------
 2.1(1)       Agreement and Plan of Reorganization dated as of March 26, 1996 by and among Registrant, Managed
               Care Information Systems, Inc. ("MCIS"), MECON Acquisition Corp. and certain shareholders of
               MCIS
 3.1(2)       Certificate of Incorporation of Registrant
 3.2(2)       Form of Restated Certificate of Incorporation of Registrant
 3.3(2)       Bylaws of Registrant
 4.1(2)       Specimen Common Stock Certificate of Registrant
 4.2(2)       Warrants, dated September 9, 1994, issued by Registrant to Summit Ventures III, L.P. and Summit
               Investors II, L.P.
10.1(2)       Property Lease covering Registrant's facilities in San Ramon, California
10.2(2)       Stock and Warrant Purchase Agreement dated September 9, 1994 among Registrant and certain investors
10.3*(2)      1994 Incentive Stock Option Plan of Registrant
10.4*(2)      1995 Stock Plan and Form of Stock Option Agreement
10.5*(2)      1995 Director Option Plan and Form of Director Option Agreement
10.6*(2)      1995 Employee Stock Purchase Plan and Form of Subscription Agreement
10.7(2)       Investor Rights Agreement dated as of September 9, 1994 among the Registrant and certain stockholders of the Registrant
10.8**(2)     Business Partner Marketing Agreement dated September 27, 1995, between the Registrant and HBO &
               Company
10.9**(2)     Letter Agreement dated April 8, 1995 between the Registrant and Arthur Andersen LLC
10.10(2)      Business Loan Agreement and Commercial Security Agreement dated August 7, 1995, between the
               Registrant and Silicon Valley Bank
10.11(2)      Form of Indemnification Agreement
10.12*(2)     Employment Agreement between the Registrant and Raju Rajagopal dated September 9, 1994
10.13*(2)     Employment Agreement between the Registrant and Vasu R. Devan dated September 9, 1994
10.14(2)      Independent Contractor Services Agreement between the Registrant and IT Solutions, Inc.
10.15(2)      Equity Purchase Agreement among Registrant, ICI Partnership and Thomas Alexander dated May 17,
               1995
10.16(2)      Series A Preferred Stock and Common Stock Exchange and Repurchase Agreement between Registrant and Lutheran Health Services dated January 11, 1993, as amended
10.17**(2)    Agreement to provide MECON-PEERx Operations Benchmarking Database Services to University Hospital
               Consortium Service Corporation members revised February 24, 1995
10.18(2)      Form of MECON-PEERx subscription agreement

  EXHIBIT
   NUMBER                                                  EXHIBIT
- ------------  -------------------------------------------------------------------------------------------------
10.19(2)      Form of MECON-OPTIMIS software agreement
11.1(3)       Computation of per share earnings
23.1(3)       Consent of KPMG Peat Marwick LLP
24.1(3)       Power of Attorney
27.1(3)       Financial Data Schedules


- ------------------------
(*) Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB

(**)Confidential treatment requested.

(1) Incorporated by reference from the Registrant's Form 8-K filed on April 12, 1996.

(2) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file No. 33-98206-LA), as amended, filed on December 6, 1996.


(3) Previously filed.


(B)  REPORTS ON FORM 8-K

    On April 12, 1996, the Company filed a report on Form 8-K dated March 29, 1996 which announced the acquisition of Managed Care Information Systems, Inc. by the Company. The Company filed financial statements for this Form 8-K on June 12, 1996.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 16, 1996


                                          MECON, Inc.


                                          By:        /s/ DAVID J. ALLINSON


                                             -----------------------------------

                                                    Mr. David J. Allinson


                                                 VICE PRESIDENT, FINANCE AND
                                              ADMINISTRATION AND CHIEF FINANCIAL
                                                      OFFICER (PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:



                      NAME                                           TITLE                            DATE
- ------------------------------------------------  --------------------------------------------  -----------------
                       *                          Chairman of the Board, President and Chief
     --------------------------------------        Executive Officer (Principal Executive         July 16, 1996
                (Vasu R. Devan)                    Officer)

             /s/ DAVID J. ALLINSON                Vice President, Finance and Administration
     --------------------------------------        and Chief Financial Officer (Principal         July 16, 1996
              (David J. Allinson)                  Financial and Accounting Officer)

                       *
     --------------------------------------       Senior Vice President, Western Region and       July 16, 1996
                (Raju Rajagopal)                   Director

                       *
     --------------------------------------       Director                                        July 16, 1996
              (William H. Kimball)

                       *
     --------------------------------------       Director                                        July 16, 1996
             (Walter G. Kortschak)

     --------------------------------------       Director                                        July 16, 1996
              (Robert Montgomery)

     --------------------------------------       Director                                        July 16, 1996
                  (David Lowe)

         *        /S/ DAVID J. ALLINSON
     --------------------------------------
               David J. Allinson
              (POWER-OF-ATTORNEY)