Form 10QSB
period 1996-09-30
MECON INC
filed 1996-11-14
CIK 1002524

------------------------------------------------------------------

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               ____________

                               FORM 10-QSB

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF  THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarter ended September 30, 1996

                             OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

                 Commission File Number:  0-27048
                           ____________

                            MECON, INC.

      (Exact name of registrant as specified in its charter)

              Delaware                       94-2702762
    (State or other jurisdiction          (I.R.S. Employer
  of incorporation or organization)     Identification Number)

                    200 Porter Drive, Suite 100
                    San Ramon, California  94583

  Registrant's telephone number, including area code:  (510) 838-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days     X  Yes        No
                                            ----       ----

The number of shares outstanding of the registrant's Common Stock on September 30, 1996 was

                           5,916,188 shares

------------------------------------------------------------------

                             MECON, INC.
                             FORM 10-QSB
                          SEPTEMBER 30, 1996

                           TABLE OF CONTENTS

                                                             Page
PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1996 and March 31, 1996

          Consolidated Statements of Operations for the Three and Six Month Periods Ended September 30,
          1996 and 1995

          Consolidated Condensed Statements of Cash Flows for the Three and Six Month Periods
          Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits 11.1  Computation of Earnings per Share
                   27.0  Financial Data Schedules

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 MECON, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                                 MARCH 31, 1996           SEPTEMBER 30, 1996
                                                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $      15,205            $       11,631
  Short-term investments in marketable debt securities                                   4,775                     4,819
  Accounts receivable, net of allowances of $245 and $426 at March 31,                   2,769                     4,534
     and September 30, 1996, respectively
  Unbilled accounts receivable                                                             526                       662
  Related party receivable                                                                   1                        12
  Prepaid expenses                                                                         211                       467
  Other current assets                                                                     125                        18
                                                                               ---------------           ---------------
      Total current assets                                                              23,612                    22,143

Property and equipment, net                                                              1,009                     1,403
Software development costs, net                                                            924                     1,221
Other assets                                                                                36                        36
                                                                               ---------------           ---------------
                                                                                 $      25,581            $       24,803
                                                                               ---------------           ---------------
                                                                               ---------------           ---------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $         557            $        1,136
  Accrued salaries and benefits                                                            640                       596
  Note payable                                                                           1,936                         -
  Interest payable                                                                         519                         -
  Deferred revenue                                                                       1,333                     1,178
  Income taxes payable                                                                       -                       132
  Deferred taxes                                                                             -                       220
  Other accrued liabilities                                                                666                       115
                                                                               ---------------           ---------------
      Total current liabilities                                                          5,651                     3,377

Long-term obligations, less current portion                                                 29                        26

      Total liabilities                                                                  5,680                     3,438

Stockholders' equity:
Preferred stock, $.001 par value 5,000,000 shares authorized:
  none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 5,876,947                       6                         6
  and 5,916,188 issued and outstanding at March 31, and September 30,
  1996, respectively
Additional paid in capital                                                              24,511                    24,951
Accumulated deficit                                                                     (4,616)                   (3,557)
                                                                               ---------------           ---------------
      Total stockholders' equity                                                        19,901                    21,400
                                                                               ---------------           ---------------
                                                                                 $      25,581            $       24,803
                                                                               ---------------           ---------------
                                                                               ---------------           ---------------

           See accompanying notes to financial statements

                                  MECON, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  UNAUDITED

                                                              THREE MONTHS ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------      ------------------------------
                                                                  1995               1996              1995                1996
                                                              --------------------------------      ------------------------------
Revenue:
   Subscription and license                                    $    2,173         $    3,472         $    3,542        $    5,974
   Services                                                           840              1,138              1,731             2,111
                                                               -------------------------------      ------------------------------
      Net revenue                                                   3,013              4,610              5,273             8,085


Cost of revenue                                                     1,126              1,500              2,262             2,711
                                                               -------------------------------      ------------------------------
      Gross profit                                                  1,887              3,110              3,011             5,374

Operating costs:
   Research and development                                           509                455                925               850
   Sales and marketing                                                853                925              1,709             1,771
   General and administrative                                         535                793              1,078             1,404
   Merger and acquisition                                              -                  -                 -                 152
                                                               -------------------------------      ------------------------------
      Total operating costs                                         1,897              2,173              3,712             4,177
                                                               -------------------------------      ------------------------------
Operating income (loss)                                               (10)               937               (701)            1,197
                                                               -------------------------------      ------------------------------
Interest expense                                                      (74)                -                (138)              -
Interest and other income, net                                          6                211                 16               434
                                                               -------------------------------      ------------------------------
Income (loss) before provision for income taxes                       (78)             1,148               (823)            1,631
                                                               -------------------------------      ------------------------------
Provision for income taxes                                             -                 402                 -                572
                                                               -------------------------------      ------------------------------
      Net income (loss)                                        $      (78)        $      746         $     (823)       $    1,059
                                                               -------------------------------      ------------------------------
                                                               -------------------------------      ------------------------------
Accretion of redeemable preferred stock                        $      (55)        $       -          $     (110)       $      -
                                                               -------------------------------      ------------------------------
      Net income (loss) attributable to common stockholders    $     (133)        $      746         $     (933)       $    1,059
                                                               -------------------------------      ------------------------------
                                                               -------------------------------      ------------------------------
Net income (loss) per share                                    $    (0.03)        $     0.12         $    (0.22)       $     0.17
                                                               -------------------------------      ------------------------------
                                                               -------------------------------      ------------------------------
Shares used in computing per share data                             4,181              6,366              4,260             6,375
                                                               -------------------------------      ------------------------------
                                                               -------------------------------      ------------------------------

           See accompanying notes to financial statements

                                 MECON, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 UNAUDITED

                                                              THREE MONTHS ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------      ------------------------------
                                                                  1995               1996              1995                1996
                                                              --------------------------------      ------------------------------
 Net cash provided by (used in) operating activities            $   525            $  1,275           $   (669)         $   (923)
                                                              --------------------------------      ------------------------------
 Cash flows from investing activities
    Purchase of short term investments                                               (1,275)                 -               (43)
    Acquisition of property and equipment                          (128)               (308)              (205)             (571)
    Computer software development costs                            (157)               (178)              (256)             (346)
                                                              --------------------------------      ------------------------------
          Net cash (used in) investing activities                  (285)             (1,761)              (461)             (960)
                                                              --------------------------------      ------------------------------
 Cash flows from financing activities:
    Borrowings from bank                                              -                  -                 500                 -
    Repayment of bank borrowings                                      -                  -                   -            (1,936)
    Proceeds from issuance of common stock, net of issuance costs     -                  71                  -               245
    Repurchase of common stock                                        -                  -                 (34)                -
    Redemption of Series A preferred stock                         (195)                 -                (195)                -
                                                              --------------------------------      ------------------------------
          Net cash provided by (used in) financing activities      (195)                 71                271             (1,691)
                                                              --------------------------------      ------------------------------
 Net increase (decrease) in cash and cash equivalents                45                (415)              (859)            (3,574)
 Cash and cash equivalents at beginning of period                   286              12,046              1,190             15,205
                                                              --------------------------------      ------------------------------
 Cash and cash equivalents at end of period                     $   331            $ 11,631           $    331          $  11,631
                                                              --------------------------------      ------------------------------
                                                              --------------------------------      ------------------------------

           See accompanying notes to financial statements

                             MECON, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996
                              UNAUDITED


(1)  INTERIM FINANCIAL INFORMATION

The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1996 contained in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on July 1, 1996. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended March 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Managed Care Information Systems, Inc. All intercompany balances and transactions have been eliminated.

ACQUISITION COSTS

Transaction costs and other expenses related to a specific acquisition are capitalized as incurred. Such capitalized costs are either allocated to the acquired entity's purchase price or charged to earnings in the period the acquisition is aborted. As of September 30, 1996, approximately $87,000 of such costs had been deferred.

INCOME TAXES

Income tax expense for the quarter ended September 30, 1996 is based on an estimated annual effective tax rate.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares, if dilutive, outstanding during the period. Common equivalent shares include convertible preferred shares, warrants and the exercise of stock options using the treasury stock method.
A conversion of convertible preferred shares into 479,634 common shares and a cashless exercise of warrants into 57,013 common shares are included in the computation for the period ended September 30, 1995. These shares have been included in the computation for this loss period when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock and warrants converted into common stock on the closing of the Company's initial public stock offering. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and staff policy, net income (loss) per share included all common and common equivalent shares granted or issued within 12 months of the offering date as if they were outstanding for all periods that began prior to the Company's initial public stock offering, even if antidilutive, using the treasury stock method.

For the purposes of the net income (loss) attributable to common stockholders per share computation, net (loss) was increased by the amount of the periodic accretion for redeemable preferred shares.

(3)  MERGER OF MANAGED CARE INFORMATION SYSTEMS, INC.

On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million which was repaid during the first fiscal quarter of 1997. In addition, the Company recorded merger related charges during the first fiscal quarter of 1997 totaling $152,000. Accordingly, all prior period financial information has been restated.

(4)  RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 Consolidated Financial Statements to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "certain factors bearing on future results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

     MECON is a leading provider of operations benchmarking data, information products, design support software and consulting services to the hospital industry. The Company's product line is based upon a proprietary operations benchmarking database containing cost and key performance information from over 640 hospitals nationwide. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. During the first six months of fiscal 1997, approximately 74% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

     On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million which was repaid during the first fiscal quarter of 1997. In addition, the Company recorded merger related charges during the first fiscal quarter of 1997 totaling $152,000. Accordingly, all prior period financial information has been restated. Unless otherwise noted, management's discussion of financial results is based on restated figures.

     The Company's revenue has increased primarily due to greater market penetration of its database and software products, product enhancements, price increases, and increased support and data analysis fees related to the Company's expanded software customer base. The Company's revenue is primarily derived from direct sales to end users.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net revenue for the period indicated:

                                                      Three Months Ended   Six Months Ended
                                                         September 30,        September 30,
                                                      ---------------------------------------
                                                        1995      1996      1995      1996
                                                      ---------------------------------------
Subscription and license revenue                         72%       75%       67%       74%
Services revenue                                         28%       25%       33%       26%
                                                      ---------------------------------------
Net revenue                                             100%      100%      100%      100%
Gross margin                                             63%       67%       57%       66%
Research and development                                 17%       10%       18%       10%
Sales and marketing                                      28%       20%       32%       22%
General and administrative                               18%       17%       20%       17%
Merger and acquisition                                    0%        0%        0%        2%
                                                      ---------------------------------------
Operating income (loss)                                   0%       20%      (13%)      15%
Interest expense                                         (2%)       0%       (3%)       0%
Interest income                                           0%        5%        0%        5%
                                                      ---------------------------------------
Income (loss) before provision for taxes                 (2%)      25%      (16%)      20%
                                                      ---------------------------------------
Provision for income tax (expense) benefit                0%       (9%)       0%       (7%)
                                                      ---------------------------------------
Net income (loss)                                        (2%)      16%      (16%)      13%
                                                      ---------------------------------------
Accretion of redeemable preferred stock                  (2%)       0%       (2%)       0%
                                                      ---------------------------------------
Net income (loss) attributable to common stockholders    (4%)      16%      (18%)      13%
                                                      ---------------------------------------

     REVENUE. Revenue for the three months ended September 30, 1996 increased 53% to $4.6 million compared to $3.0 million for the comparable period in the prior year. Subscription and license revenue for the three months ended September 30, 1996 increased 59% to $3.5 million compared to $2.2 million for the comparable period in the prior year and accounted for 81% of the revenue growth. These increases were primarily due to an increase of new MECON-PEERx subscriptions, Optimis and Action*Point licenses and implementation services. Services revenue for the three months ended September 30, 1996 increased 31% to $1.1 million compared to $840,000 for the comparable period in the prior year. This increase was primarily due to an increase in software implementation services offset by a planned decrease in consulting revenue as a result of the Company's continued shift in focus to product sales from consulting services. Revenue for the six months ended September 30, 1996 increased 53% to $8.1 million compared to $5.3 million for the comparable period in the prior year. Subscription and license revenue for the six months ended September 30, 1996 increased 71% to $6.0 million compared to $3.5 million for the comparable period in the prior year and accounted for 89% of the revenue growth. These increases were primarily due to an increase of new MECON-PEERx subscriptions, optional MECON-PEERx reports and MECON-PEERx analyses sold back to the subscriber base and Optimis and Action*Point licenses. Services revenue for the six months ended September 30, 1996 increased 23% to $2.1 million compared to $1.7 million for the comparable period in the prior year. This increase was primarily due to an increase in optional MECON-PEERx reports, MECON-PEERx analyses sold back to the subscriber base and Software implementation services offset by a planned decrease in consulting revenue as a result of the Company's continued shift in focus to product sales from consulting services.

     COST OF REVENUE. Cost of revenue for the three months ended September 30, 1996 increased 36% to $1.5 million compared to $1.1 million for the comparable period in the prior year, primarily due to additional staffing to support the Company's growth. Cost of revenue for the three months ended September 30, 1996 included $23,751 in amortization expense from the capitalization of software development expenses compared to $38,500 for the comparable period in the prior year. The decrease in amortization expense was primarily due to certain software development costs capitalized prior to fiscal year 1996 being fully amortized compared to the amortization of software development costs capitalized related to MECON Optimis for Windows which was released in the third fiscal quarter of
1996.   Cost of revenue for the three months ended September 30, 1996 decreased to 33% of total revenue compared to 37% for the comparable period in the prior year, primarily due to improved utilization of customer support staff and lower travel expenses attributable to establishing regional offices in Chicago and Washington D.C. Cost of revenue for the six months ended September 30, 1996 increased 17% to $2.7 million compared to $2.3 million for the comparable period in the prior year, primarily due to additional staffing to support the Company's growth. Cost of revenue for the six months ended September 30, 1996 included $47,502 in amortization expense from the capitalization of software development expenses compared to $72,000 for the comparable period in the prior year. The decrease in amortization expense was primarily due to certain software development costs capitalized prior to fiscal year 1996 being fully amortized compared to the amortization of software development costs capitalized related to MECON Optimis for Windows which was released in the third fiscal quarter of 1996. Cost of revenue for the six months ended September 30, 1996 decreased to 34% of total revenue compared to 43% for the comparable period in the prior year, primarily due to improved utilization of customer support staff and lower travel expenses attributable to establishing regional offices in Chicago and Washington D.C.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1996 decreased 11% to $455,000 compared to $509,000 for the comparable period in the prior year, primarily due to a shift from utilizing independent contract staff to full-time employees at lower rates. During the three months ended September 30, 1996, $178,000 was capitalized for internally developed software related to product development compared to $157,000 for the comparable period in the prior year. Research and development expenses for the three months ended September 30, 1996 decreased to 10% of total revenue compared to 17% for the comparable period in the prior year primarily due to the completion of the MECON-Optimis Windows-based product. Research and development expenses for the six months ended September 30, 1996 decreased 8% to $850,000 compared to $925,000 for the comparable period in the prior year, primarily due to a shift from utilizing independent contract staff to full-time employees at lower rates. During the six months ended September 30, 1996, $346,000 was capitalized for internally developed software related to product development compared to $256,000 for the comparable period in the prior year. Research and development expenses for the six months ended September 30, 1996 decreased to 11% of total revenue compared to 18% for the comparable period in the prior year primarily due to utilization of programming capacity developed in research and development.

     SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 1996 increased 8% to $925,000 compared to $853,000 for the comparable period in the prior year, primarily due to the Company hiring a Vice President of Marketing in the fourth fiscal quarter of 1996 and increased commissions as a result of increased revenue. Sales and marketing expenses for the three months ended September 30, 1996 decreased to 20% of revenue compared to 28% for the comparable period in the prior year, primarily due to utilization of the capacity developed in sales and marketing. Sales and marketing expenses for the six months ended September
30, 1996 increased 6% to $1.8 million compared to $1.7 million for the comparable period in the prior year, primarily due to the Company hiring a Vice President of Marketing in the fourth fiscal quarter of 1996 and increased commissions as a result of increased revenue. Sales and marketing expenses for the six months ended September 30, 1996 decreased to 22% of revenue compared to 32% for the comparable period in the prior year, primarily due to utilization of the capacity developed in sales and marketing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1996 increased 48% to $793,000 compared to $535,000 for the comparable period in the prior year, primarily due to increased staffing, failed acquisition costs of approximately $100,000, and general expenses related to an increase in business activity and infrastructure expenses related to a public company's operations. General and administrative expenses for the three months ended September 30, 1996 decreased to 17% of revenue compared to 18% for the comparable period in the prior year, primarily due to utilization of the capacity developed in administration. General and administrative expenses for the six months ended September 30, 1996 increased 27% to $1.4 million compared to $1.1 million for the comparable period in the prior year, primarily due to increased staffing, failed acquisition costs of approximately $100,000, and general expenses related to an increase in business activity and infrastructure expenses related to a public company's operations. General and administrative expenses for the six months ended September 30, 1996 decreased to 17% of revenue compared to 20% for the comparable period in the prior year, primarily due to utilization of the capacity developed in administration.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $5.2 million in billed and unbilled accounts receivable, including $922,000 in accounts receivable over 90 days compared to $3.3 million in billed and unbilled accounts receivable at March 31, 1996, including $804,000 in accounts receivable over 90 days. This increase in accounts receivable, particularly the accounts receivable over 90 days, was primarily due to sales to integrated health networks that typically pay slower than independent hospitals. In the first fiscal quarter of 1997, the company hired additional collection personnel to focus on accounts older than 90 days. As a result, the average days in accounts receivable decreased 14% to 81 days as of September 30, 1996 from 94 days as of June 30, 1996.

     As of September 30, 1996, the Company had net working capital of $18.8 million including cash, cash equivalents and short-term investments of $16.5 million. The Company currently has no material commitments for capital expenditures.

     The Company believes that the cash and short-term investments of $16.5 million, together with anticipated cash flows from operations, will be adequate to fund its cash requirements for at least the next twelve months. During the fiscal year, the Company intends to complete the development and release of its PEERVIEW product and intends to hire customer service personnel as the installed customer base increases.

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

DEPENDENCE ON PRINCIPAL PRODUCT

     For the six months ended September 30, 1996, approximately 74% of the Company's revenues were derived from subscriptions to its MECON-PEERx product and related services. Accordingly, any significant reduction in subscriptions to such product would have a material adverse effect on the Company's business and operating results. Although subscriptions to the MECON-PEERx database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although the Company has experienced a high customer renewal rate, there can be no assurance that the Company's customers will renew their subscriptions or that any renewal terms will be as favorable to the Company as existing terms.

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

MANAGEMENT OF GROWTH

     The Company is currently experiencing a period of rapid growth and expansion which has placed a significant strain on its personnel and resources. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel, several of whom were only recently hired, including the Company's Chief Financial Officer, who joined the company in November 1994, and the Company's President and Chief Operating Officer, who joined the Company in September, 1996. Failure to manage growth effectively, or to develop, maintain or upgrade management information and other systems and controls, could have a material adverse effect on the Company. In addition, through the merger of MCIS in March 1996, the Company increased the scope of its product lines and operations. This expansion in scope has resulted in an increased need for infrastructure and systems. Furthermore, this requirement is relatively more substantial due to the limited systems investment made by the Company prior to fiscal 1997. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage MCIS, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed facilities, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, MCIS historically has not been profitable, and the Company must make significant and rapid improvements at MCIS for the merged operation to achieve profit margins comparable to the Company's historical results. The Company's future operating results will depend in large measure on its success in implementing operating and financial procedures and controls, improving communication and coordination among different operating functions, integrating certain functions such as sales and implementation, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results.

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

     The health care industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of health care industry participants. During the past several years, the US health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Several lawmakers have announced that they intend to propose programs to reform the US health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

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

NEW PRODUCT DEVELOPMENT

     The Company's future success and financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its database and other complementary products and services. Product development has been focused on enhancing existing products or introducing new products and has inherent risks, and there can be no assurance that the Company will be successful in its product development efforts or that the market will continue to accept the Company's existing or new products and services. The Company believes that significant continuing product development efforts will be required to sustain the Company's growth. There can be no assurance that the Company will successfully develop, introduce and market new products or product enhancements, or that products or product enhancements developed by the company will meet requirements of health care providers and achieve market acceptance.

POTENTIAL ACQUISITIONS

     For the three months ended September 30, 1996, the Company incurred failed acquisition costs of $100,000. The Company may continue to attempt to expand its product line through the acquisition of complementary businesses, products and technologies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. In particular, business combinations include such risks as the difficulty of assimilating the operations and personnel of the combined companies, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the potential disruption of the Company's ongoing business, the risks of entering markets in which the Company has limited or no direct experience, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets and maintenance of uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of any integration of new personnel. In addition, acquisitions may involve the expenditure of significant funds. The Company's management has limited prior experience in managing acquisitions. There can be no assurance that the Company would be successful in overcoming these risks or other problems encountered in connection with such business combinations or that such transactions will not materially adversely affect the Company's business, financial condition or results of operations. In addition, such business combinations may involve the issuance of additional equity securities, which may be dilutive to stockholders.

DEPENDENCE ON KEY PERSONNEL

     The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel, including its Chief Executive Officer and President, Vasu R. Devan. The Company believes that its future success will also depend upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. Such individuals are in high demand and often attract competing offers. In particular, the Company's success will depend on its ability to retain the services of its executive officers. The Company will also have an ongoing need to expand its management personnel and support staff. The loss of the services of one or more members of management of key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings
               None

Item 2.   Changes in Securities
               None

Item 3.   Defaults upon Senior Securities
               None

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on September 17, 1996:

     (a)  The following directors were elected:

             Directors              Votes For     Votes Withheld
             ---------              ---------     --------------
             Vasu R. Devan          5,674,928           100
             Raju Rajagopal         5,674,928           100
             William H. Kimball     5,674,928           100
             Walter G. Kortschak    5,674,928           100
             David L. Lowe          5,674,928           100
             Robert L. Montgomery   5,674,928           100

     (b)  The Stockholders approved the following proposals:

                                                      Number of Common Shares Voted
               Proposal                        For         Against      Abstain     No Vote
                                               ---         -------      -------     -------
          1)   Amendment to the 1995
               Stock Plan to increase the
               number of shares of Common
               Stock reserved for issuance
               thereunder by 550,000 shares    4,816,640   658,401      800         0

          2)   Ratification of appointment
               of KPMG Peat Marwick LLP
               as independent accountants      5,647,928   0            100         0

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits 11.1  Computation of Earnings per Share
Exhibits 27.0  Financial Data Schedules

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MECON INC.
                              (Registrant)




     Date:   11/13/96         /s/ Vasu Devan
           ------------       ---------------------------
                              Vasu R. Devan
                              President and Chief Executive Officer




     Date:   11/13/96         /s/ David J. Allinson
           ------------       ---------------------------
                              David J. Allinson
                              Chief Financial Officer