Form 10QSB
period 1996-12-31
MECON INC
filed 1997-02-14
CIK 1002524

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      ----------

                                     FORM 10-QSB

    (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the quarter ended December 31, 1996

                                          OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File Number:  0-27048

                                     -----------

                                     MECON, INC.


                (Exact name of registrant as specified in its charter)

         Delaware                                          94-2702762
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification Number)



                              200 Porter Drive, Suite 100
                             San Ramon, California  94583

         Registrant's telephone number, including area code:  (510) 838-1700

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such
filing requirements for the past 90 days              X  Yes        No
                                                    -----      -----

The number of shares outstanding of the registrant's Common Stock on December 31, 1996 was

                                   6,000,377 shares

                                     MECON, INC.
                                     FORM 10-QSB
                                  DECEMBER 31, 1996

                                  TABLE OF CONTENTS
                                                                          Page
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         December 31, 1996 and March 31, 1996

         Consolidated Statements of Operations for the Three and Nine Month Periods Ended December 31, 1996 and 1995

         Consolidated Condensed Statements of Cash Flows for the
         Nine Month period Ended December 31, 1996 and 1995

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits 11.1  Computation of Earnings per Share
                  27.0  Financial Data Schedules

SIGNATURES

                                MECON, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)
                                 UNAUDITED

                                                       MARCH 31, 1996     DECEMBER 31, 1996
                                                       --------------     -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                $15,205             $11,160
  Short-term investments in marketable debt securities       4,775               3,935
  Accounts receivable, net of allowances of $245 and
    $705 at March 31, and December 31, 1996,
    respectively                                             2,769               3,738
  Unbilled accounts receivable                                 526                 850
  Prepaid expenses                                             211                 480
  Other current assets                                         126                 172
                                                         ---------             -------
      Total current assets                                  23,612              20,335

Property and equipment, net                                  1,009               1,392
Software development costs, net                                924               1,394
Other assets                                                    36                  40
                                                         ---------             -------
                                                           $25,581             $23,161
                                                         ---------             -------
                                                         ---------             -------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $557                $892
  Accrued salaries and benefits                                640                 278
  Note payable                                               1,936                   -
  Interest payable                                             519                   -
  Deferred revenue                                           1,333               1,302
  Other accrued liabilities                                    666                 724
                                                         ---------             -------
      Total current liabilities                              5,651               3,196

Long-term obligations, less current portion                     29                  25

      Total liabilities                                      5,680               3,221

Stockholders' equity:
Preferred stock, $.001 par value 5,000,000 shares authorized; none issued and outstanding

Common stock, $.001 par value; 50,000,000 shares
  authorized; 5,876,947, and 6,000,377 issued and
  outstanding at March 31 and December 31, 1996,
  respectively                                                   6                   6
Additional paid in capital                                  24,511              25,072
Accumulated deficit                                         (4,616)             (5,138)
                                                         ---------             -------
     Total stockholders' equity                             19,901              19,940
                                                         ---------             -------
                                                           $25,581             $23,161
                                                         ---------             -------
                                                         ---------             -------

                    See accompanying notes to financial statements

                                 MECON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 UNAUDITED

                                                 THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------        ------------------------------
                                                           1995            1996                    1995         1996
                                                 -------------------------------        ------------------------------
Revenue:
 Subscription and license                                 $2,360         $2,163                   $5,902      $8,137
 Services                                                    983            889                    2,715       3,000
                                                 -------------------------------        ------------------------------

   Net revenue                                             3,343          3,052                    8,617      11,137

Cost of revenue                                            1,237          1,483                    3,499       4,194
                                                 -------------------------------        ------------------------------

Gross profit                                               2,106          1,569                    5,118       6,943


Operating costs:
 Research and development                                    555            676                    1,481       1,526
 Sales and marketing                                         837            906                    2,545       2,677
 General and administrative                                  602            826                    1,680       2,135
 Reorganization and other non-recurring costs                  -          1,459                        -       1,706
                                                 -------------------------------        ------------------------------

    Total operating costs                                  1,994          3,867                    5,706       8,044
                                                 -------------------------------        ------------------------------

Operating income (loss)                                      112         (2,298)                    (588)     (1,101)
                                                 -------------------------------        ------------------------------

Interest expense                                             (97)             -                     (235)          -
Interest and other income, net                                63            185                       78         619
                                                 -------------------------------        ------------------------------

Income (loss) before provision for income taxes               78         (2,113)                    (745)       (482)
                                                 -------------------------------        ------------------------------

Provision for income tax expense/(benefit)                     -           (532)                      65          40
                                                 -------------------------------        ------------------------------

Net income (loss)                                            $78        $(1,581)                   $(810)      $(522)

Accretion of redeemable preferred stock                        -              -                    $(109)          -

Net income (loss) attributable to common stockholders        $78        $(1,581)                   $(919)      $(522)
                                                 -------------------------------        ------------------------------
                                                 -------------------------------        ------------------------------

Net income (loss) per share                                $0.02         $(0.25)                  $(0.21)     $(0.08)
                                                 -------------------------------        ------------------------------
                                                 -------------------------------        ------------------------------

Shares used in computing per share data                    4,801          6,322                    4,431       6,438
                                                 -------------------------------        ------------------------------
                                                 -------------------------------        ------------------------------


                See accompanying notes to financial statements

                                MECON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                 UNAUDITED


                                                FOR THE NINE MONTHS ENDED
                                                       DECEMBER 31,
                                                     1995        1996
                                                    ------      ------
Net cash (used in) provided by operating
  activities                                       $   (415)    $ (2,275)
Cash flows from investing activities:
    (Purchase)/Sale of short-term investments             -          840
    Acquisition of property and equipment              (382)        (669)
    Computer software development costs                (392)        (562)
                                                   --------     --------
      Net cash from investing activities               (774)        (391)

Cash flows from financing activities:
    Proceeds from bank borrowings                       850
    Repayment of note payable Borrowings from
      bank                                             (850)      (1,936)
    Proceeds from repayment of stockholder's
      note receivable                                    16
    Payment of bank borrowings and capital leases       (11)          (4)
    Redemption of Series A preferred stock             (954)
    Redemption of Series B preferred stock           (1,000)
    Repurchase of common stock                         (284)
    Proceeds from issuance of common stock, net
      of issuance costs                              23,131          561
                                                   --------     --------
      Net cash provided by (used in) financing
        activities                                   20,898       (1,379)
                                                   --------     --------
Net increase in cash and cash equivalents            19,709       (4,045)
Cash and cash equivalents at beginning of
  period                                              1,190       15,205
                                                   --------     --------
Cash and cash equivalents at end of period         $ 20,899     $ 11,160
                                                   --------     --------
                                                   --------     --------

               See accompanying notes to financial statements

                                     MECON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1996
                                      UNAUDITED


(1)  INTERIM FINANCIAL INFORMATION

The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1996 contained in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on July 1, 1996. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ended March 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Managed Care Information Systems, Inc. All intercompany balances and transactions have been eliminated.

ACQUISITION COSTS
Transaction costs and other expenses related to a specific acquisition are capitalized as incurred. Such capitalized costs are either allocated to the acquired entity's purchase price or charged to earnings in the period the acquisition is aborted. As of December 31, 1996, no such costs had been deferred.

INCOME TAXES
Income tax benefit for the quarter ended December 31, 1996 is based on an estimated annual effective tax rate.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares, if dilutive, outstanding during the period. Common equivalent shares include convertible preferred shares, warrants and the exercise of stock options using the treasury stock method. A conversion of convertible preferred shares into 479,634 common shares and a cashless exercise of warrants into 57,013 common shares are included in the computation for the period ended December 31, 1995. These shares have been included in the computation for this loss period when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock and warrants converted into common stock on the closing of the Company's initial public stock offering. In accordance with Securities and Exchange Commission Staff Accounting Bulletins and staff policy, net income (loss) per share included all common and common equivalent shares granted or issued within 12 months of the offering date as if they were outstanding for all periods that began prior to the Company's initial public stock offering, even if antidilutive, using the treasury stock method.

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

(5)  REORGANIZATION AND OTHER NON-RECURRING COSTS

During the third quarter of fiscal 1997, the Company announced a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic objectives. In addition, during the third quarter of fiscal 1997, the Company began increasing its investment in the development of new products by approximately $100,000. In connection with the implementation of this new corporate structure, the Company recorded a non-recurring pretax charge totaling $1,459,000 that primarily included a $1,337,000 charge for costs associated with the reorganization, and a $122,000 charge for an aborted acquisition. Included in the costs associated with the reorganization were provisions for shutting down two of the Company's satellite offices in Chicago, Illinois and Calabassas, California, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for accounts receivable that management believes may not be collectible. As a result of these changes, the Company will relocate its headquarters to larger facilities. The following table sets forth a description of the type and amount of reorganization costs recognized as expense during the three months ended December 31, 1996 and the remaining liability:


                                                                                                          Accrual
                                                Total       Non-cash        Accrued                          At
Reorganization Cost                            Expense       Expense        Expense         Paid          12/31/96
-------------------                            -------       -------        -------         ----          --------
Salaries and termination benefits of six
employees                                     $564,000             $0       $564,000       $229,000       $335,000

Relocation and facilities shutdown             157,000              0        157,000         49,000        108,000

Professional fees                               55,000              0         55,000          5,000         50,000

Asset writedowns                               261,000        261,000              0              0              0

Provision for doubtful accounts                300,000        300,000              0              0              0
                                               -------        -------        -------        -------        -------
Total                                       $1,337,000       $561,000       $776,000       $283,000       $493,000





(6) SUBSEQUENT EVENT

On January 22, 1997, the Company signed a lease for a new facility in San Ramon, California and paid a security deposit totaling $62,500. The facility is approximately 34,000 square feet and will accommodate all of the Company's operations except for field service representatives and personnel in the Company's Washington D.C. office. The lease commences in June, 1997 and expires in June, 2004. Minimum lease payments required under the terms of the lease are $5.3 million, and the Company is required to maintain a $750,000 letter of credit with a bank to guarantee the landlord's investment in leasehold improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULTS OF THE RISK FACTORS SET FORTH UNDER "CERTAIN FACTORS BEARING ON FUTURE RESULTS" BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    MECON is a leading provider of operations benchmarking data, information products, decision support software and consulting services to the hospital industry. The Company's primary product is based upon proprietary operations benchmarking data containing operational cost and key performance information from over 400 hospitals nationwide. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has developed a variety of products and services that employ its proprietary data. Today, the Company focuses on creating cost management solutions using a full array of software products, data and information and product oriented consulting services. During the first nine months of fiscal 1997, approximately 73% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

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


REORGANIZATION

    On November 25, 1996, the Company announced plans to complete the integration of the Company's MCIS subsidiary, centralize management of its product development, sales and product support organizations, increase investment in the development of new products, and will relocate its headquarters to larger facilities to accommodate these changes. These actions are intended to position the Company on a stronger footing for long-term growth.

    In connection with the implementation of this new corporate structure, the Company recorded a non-recurring pretax charge totaling $1.5 million that primarily included a $1.3 million charge for costs associated with the reorganization, and a $122,000 charge for an aborted acquisition. Included in the costs associated with the reorganization were provisions for the closing of two of the Company's satellite offices in Chicago and Calabassas, California, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for doubtful accounts related to one of the Company's product lines. Management believes its commitment to the development of new products may change the strategic direction of one of its product lines. As a result, management believes there is an increased potential for returns of prior sales of products, and accordingly, has established a reserve for such returns, concessions and uncollectible accounts. Total cash payments made through December 31, 1996 in connection with the reorganization were $283,000, and total non-cash expenses, including fixed asset writedowns and the provision for doubtful accounts, were $561,000
 . The company estimates that future cash payments totaling $493,000 will be made to complete the reorganization.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of net revenue for the period indicated:




                                                                Three Months Ended       Nine Months Ended
                                                                     December 31,           December 31,
                                                                -------------------------------------------
                                                                 1995        1996        1995        1996
                                                                -------------------------------------------
                                                                -------------------------------------------
Subscription and license revenue                                  71%         71%         69%         73%
Services revenue                                                  29%         29%         31%         27%
                                                                -------------------------------------------
Net revenue                                                      100%        100%        100%        100%
Gross margin                                                      63%         51%         59%         62%
Research and development                                          17%         22%         17%         14%
Sales and marketing                                               25%         30%         30%         24%
General and administrative                                        18%         27%         20%         19%
Merger and acquisition                                             0%         48%          0%         15%
                                                                -------------------------------------------
Operating income (loss)                                            3%       (76%)        (8%)       (10%)
Interest expense                                                 (3%)          0%        (3%)          0%
Interest income                                                    2%          6%          1%          6%
                                                                -------------------------------------------
Income (loss) before provision for taxes                           2%       (70%)       (10%)        (4%)
                                                                -------------------------------------------
Provision for income tax (expense) benefit                         0%       (17%)          1%          0%
                                                                -------------------------------------------
Net income (loss)                                                  2%       (53%)        (9%)        (4%)
                                                                -------------------------------------------
Accretion of redeemable preferred stock                            0%          0%        (1%)          0%
                                                                -------------------------------------------
Net income (loss) attributable to common stockholders              2%       (53%)       (10%)        (4%)
                                                                -------------------------------------------




    REVENUE. Revenue for the three months ended December 31, 1996 decreased 6% to $3.1 million compared to $3.3 million for the comparable period in the prior year. Subscription and license revenue for the three months ended December 31, 1996 decreased 8% to $2.2 million compared to $2.4 million for the comparable period in the prior year and accounted for 50% of the revenue decrease. These decreases were primarily due to delayed contract signing rates of MECON-PEERx subscriptions, Optimis and Action*Point licenses and implementation services contracts as a result of reduced sales force productivity during the implementation of the new corporate sales structure. Services revenue for the three months ended December 31, 1996 decreased 10% to $900,000 compared to $1.0 million for the comparable period in the prior year and accounted for 50% of the revenue decrease. These decreases were primarily due to a decrease in software implementation services and a planned decrease in consulting revenue as a result of the Company's continued shift in focus to product sales from consulting services. Revenue for the nine months ended December 31, 1996 increased 29% to $11.1 million compared to $8.6 million for the comparable period in the prior year. Subscription and license revenue for the nine months ended December 31, 1996 increased 37% to $8.1 million compared to $5.9 million for the comparable period in the prior year and accounted for 88% of the revenue growth. These increases were primarily due to an increase of new MECON-PEERx subscriptions, optional MECON-PEERx reports and MECON-PEERx analyses sold back to the subscriber base and Optimis and Action*Point licenses. Services revenue for the nine months ended December 31, 1996 increased 11% to $3.0 million compared to $2.7 million for the comparable period in the prior year. This increase was primarily due to an increase in optional MECON-PEERx reports and MECON-PEERx analyses sold back to the subscriber base and Software implementation services.

    COST OF REVENUE. Cost of revenue for the three months ended December 31, 1996 increased 25% to $1.5 million compared to $1.2 million for the comparable period in the prior year, primarily due to additional staffing to support the Company's growth. Although total revenue recognized for the three months ended December 31, 1996 decreased 6% to $3.1 million compared to $3.3 million for the comparable period in the prior year, the total value of new database and software contracts signed during the three months ended December 31, 1996 increased 127% to $4.8 million from $2.1 million in the prior year. Cost of revenue for the three months ended December 31, 1996 included $41,000 in amortization expense from the capitalization of software development expenses, which remained essentially unchanged, compared to $45,000 for the comparable
period in the prior year.   Cost of revenue for the three months ended December
31, 1996 increased to 49% of total revenue compared to 37% for the comparable period in the prior year, primarily due to a decrease in revenue while increasing staffing levels for new contracts signed during the third quarter of fiscal 1997. Cost of revenue for the nine months ended December 31, 1996 increased 20% to $4.2 million compared to $3.5 million for the comparable period in the prior year, primarily due to additional staffing to support the Company's growth. Cost of revenue for the nine months ended December 31, 1996 included $89,000 in amortization expense from the capitalization of software development expenses compared to $109,000 for the comparable period in the prior year. The decrease in amortization expense was primarily due to certain software development costs capitalized prior to fiscal year 1997 being fully amortized compared to the amortization of software development costs capitalized related to MECON Optimis for Windows which was released in the third quarter of fiscal 1996. Cost of revenue for the nine months ended December 31, 1996 increased to 41% of total revenue compared to 38% for the comparable period in the prior year, primarily due to a slowdown in the revenue growth rate in the third quarter of fiscal 1997 while staffing continued to increase to support the increase in the total value of contracts signed during the third quarter of fiscal 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended December 31, 1996 increased 22% to $676,000 compared to $555,000 for the comparable period in the prior year, primarily due to the additions of technical and programming personnel related to new product development. During the three months ended December 31, 1996, $159,000 was capitalized for internally developed software related to product development compared to $124,000 for the comparable period in the prior year. Research and development expenses for the three months ended December 31, 1996 increased to 22% of total revenue compared to 17% for the comparable period in the prior year primarily due to a decrease in revenue coupled with a planned increase in new product development. Research and development expenses for the nine months ended December 31, 1996 remained constant at $1.5 million primarily due to continued investment in new product development. During the nine months ended December 31, 1996, $505,000 was capitalized for internally developed software related to product development compared to $392,000 for the comparable period in the prior year. Research and development expenses for the nine months ended December 31, 1996 decreased to 14% of total revenue compared to 17% for the comparable period in the prior year primarily due to utilization of programming capacity developed in research and development.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended December 31, 1996 increased 8% to $906,000 compared to $837,000 for the comparable period in the prior year, primarily due to the Company hiring a Vice President of Marketing in the fourth fiscal quarter of 1996 and higher commissions associated with the 127% increase in contract signed during the three months ended December 31, 1996 to $4.8 million from $2.1 million in the prior year. Sales and marketing expenses for the three months ended December 31, 1996 increased to 30% of revenue compared to 25% for the comparable period in the prior year, primarily due to a decrease in revenue coupled with increased contracts signed that generate increased selling and marketing
expenses.   Sales and marketing expenses for the nine months ended December
31, 1996 increased 8% to $2.7 million compared to $2.5 million for the comparable period in the prior year, primarily due to the Company hiring a Vice President of Marketing in the fourth fiscal quarter of 1996 and increased commissions on an increase in contracts signed. Sales and marketing expenses for the nine months ended December 31, 1996 decreased to 24% of revenue compared to 30% for the comparable period in the prior year, primarily due to utilization of the capacity developed in sales and marketing.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended December 31, 1996 increased 37% to $826,000 compared to $602,000 for the comparable period in the prior year, primarily due to the Company hiring its new Chief Executive Officer in September, 1996, and increased staffing and facilities expenses related to an increase in business activity. General and administrative expenses for the three months ended December 31, 1996 increased to 27% of revenue compared to 18% for the comparable period in the prior year, primarily due to the hiring of additional personnel and added facilities to support increased business. General and administrative expenses for the nine months ended December 31, 1996 increased 29% to $2.2 million compared to $1.7 million for the comparable period in the prior year, primarily due to the Company hiring its new Chief Executive Officer in September, 1996, increased staffing and facilities expenses related to an increase in business activity and infrastructure expenses related to a public company's operations. General and administrative expenses for the nine months ended December 31, 1996 remained constant at 19% of revenue, primarily due to utilization of the capacity developed in administration.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had $4.6 million in billed and unbilled accounts receivable, including $638,000 in accounts receivable over 180 days compared to $3.3 million in billed and unbilled accounts receivable at March 31, 1996, including $404,000 in accounts receivable over 180 days. This increase in accounts receivable, particularly the accounts receivable over 180 days, was primarily due to sales to integrated health systems that typically pay slower than independent hospitals. In the first quarter of fiscal 1997, the Company hired additional collection personnel to focus on accounts older than 90 days. As a result, the average days in accounts receivable decreased 16% to 79 days as of December 31, 1996 from 94 days as of the end of the first quarter of fiscal 1997.

    As of December 31, 1996, the Company had net working capital of $17.1 million including cash, cash equivalents and short-term investments of $15.1 million. The Company currently has no material commitments for capital expenditures.

    The Company believes that the cash and short-term investments of $15.1 million, together with anticipated cash flows from operations, will be adequate to fund its cash requirements for at least the next twelve months. During the fiscal year, the Company intends to hire customer service personnel as the installed customer base increases.


CERTAIN FACTORS BEARING ON FUTURE RESULTS


    CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AND SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

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

DEPENDENCE ON PRINCIPAL PRODUCT
    For the nine months ended December 31, 1996, approximately 73% of the Company's revenues were derived from subscriptions to its MECON-PEERx product and related services. Accordingly, any significant reduction in subscriptions to such product would have a material adverse effect on the Company's business and operating results. Although subscriptions to the MECON-PEERx database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although the Company has experienced a high customer renewal rate, there can be no assurance that the Company's customers will renew their subscriptions or that any renewal terms will be as favorable to the Company as existing terms.

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

INTEGRITY AND RELIABILITY OF DATABASE
    The Company's success depends significantly on the integrity of its database. Although the Company tests data for the completeness and consistency, it does not conduct independent audits of the information provided by its customers. Moreover, while the Company believes that the benchmarking information contained in its database is representative of the operational aspects of various types of hospitals, there can be no assurance that such information is appropriate for comparative analysis in all cases or that the database accurately reflects general or specific trends in the hospital market. If the information contained in the database were found, or were perceived, to be inaccurate, or if such information were generally perceived to be unreliable, the Company's business and operating results could be materially and adversely affected.

MANAGEMENT OF GROWTH
    The Company is currently experiencing a period of growth and expansion which has placed a significant strain on its personnel and resources. The Company's growth has resulted in a increase in the level of responsibility for the Company's key personnel, several of whom were only recently hired, including the Company's President and Chief Executive Officer, who joined the Company in September, 1996. Failure to manage growth effectively, or to develop, maintain or upgrade management information and other systems and controls, could have a material adverse effect on the Company. In addition, through the merger of MCIS in March 1996, the Company increased the scope of its product lines and operations. This expansion in scope has resulted in an increased need for infrastructure and systems. Furthermore, this requirement is relatively more substantial due to the limited systems investment made by the Company prior to fiscal 1997. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage MCIS, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed facilities, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, MCIS historically has not been profitable, and the Company must make significant and rapid improvements at MCIS for the merged operation to achieve profit margins comparable to the Company's historical results. The Company's future operating results will depend in large measure on its success in implementing operating and financial procedures and controls, improving communication and coordination among different operating functions, integrating certain functions such as sales and implementation, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results.

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

    The health care industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of health care industry participants. During the past several years, the US health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Several lawmakers have announced that they intend to propose programs to reform the US health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainly surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

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

DEPENDENCE ON STRATEGIC RELATIONSHIPS
    A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company has entered into strategic relationships with Arthur Andersen LLP and HBOC. The Company believes that its success in penetrating new markets for its products and services depends in large part on its ability to maintain these relationships and cultivate additional relationships. There can be no assurance that the Company's existing or future strategic partners will not develop and market products in competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

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

DEPENDENCE ON KEY PERSONNEL
    The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel. The Company believes that its future success will also depend upon its ability to attract and retain highly-skilled technical or managerial and personnel. Such individuals are in high demand and often attract competing offers. In particular, the Company's success will depend on its ability to retain the services of its executive officers. The Company will also have an ongoing need to expand its management personnel and support staff. The loss of the services of one or more members of management of key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
                   None

Item 2.  Changes in Securities
                   None

Item 3.  Defaults upon Senior Securities
                   None

Item 4.  Submission of Matters to a Vote of Security Holders
                   None


Item 5.  Other Information
                   None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 11.1  Computation of Earnings per Share
Exhibit 27.0  Financial Data Schedules

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MECON INC.
                                         (Registrant)





              Date:    2/14/96         /s/ Les Schmidt
                   -------------       ---------------
                                       Les Schmidt
                                       President and Chief Executive Officer






              Date:    2/14/96         /s/ David J. Allinson
                   --------------      ---------------------
                                       David J. Allinson
                                       Chief Financial Officer