Form 10KSB
period 1997-03-31
MECON INC
filed 1997-06-30
CIK 1002524

--------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D. C. 20549

                                     -----------

                                     FORM 10-KSB

 (x)  15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
                                    [Fee Required]
                       For the fiscal year ended March 31, 1997
 ( )  15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
                                    [No Fee Required]
                            Commission File Number 0-27048
                                     -----------
                                     MECON, INC.
                    (Name of small business issuer in its charter)

                    DELAWARE                          94-2702762
          (State or other jurisdiction of         (I.R.S.  Employer
          incorporation of organization)          Identification No.)

               200 PORTER DRIVE
            SAN RAMON, CALIFORNIA                        94583
   (Address of principal executive offices)            (Zip Code)
                                    (510) 838-1700
                    Issuer's telephone number, including area code
                                     -----------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

    COMMON STOCK, PAR VALUE $.001                      NASDAQ
   SERIES A PARTICIPATING PREFERRED                    NASDAQ
       STOCK,  PAR VALUE $.001        Name of each exchange on which registered)
        (Title of each class)

    Check whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes (x)  No ( )

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.( )

 State issuer's revenues for its most recent fiscal year:....   $13,565,000
 State the aggregate market value of the voting stock held
    by non-affiliates computed using the closing price on
    June 17, 1997 of $3.50 (Shares of Common Stock held by
    each executive officer and director and by each person
    who owns 5% or more of the outstanding Common Stock
    have been excluded in that such persons may under
    certain circumstances be deemed to be affiliates. This
    determination of executive officer or affiliate status
    is not necessarily a conclusive determination for other
    purposes):...............................................   $13,200,142
 The number of shares outstanding of each of the registrant's
    classes of common stock, as of March 31, 1997:...........     6,000,297
 Transitional Small Business Disclosure Format (check one):
    Yes ( )  No (x)

--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    MECON,Inc. ("MECON" or the "Company") is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solution offered by MECON comprises data/information products, decision support software and value-added services. The principal focus of the Company's products is to reduce costs and improve efficiency and effectiveness of healthcare delivery systems. The Company's main product line is based upon a proprietary operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize the Company's database-related products. The Company's customers use the information provided by the operations benchmarking database to quantify, develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

    The need to manage costs more effectively in today's healthcare environment is leading hospitals to seek information which enables them to more accurately measure and evaluate operating and clinical efficiency. Historically, such efforts have been hampered by a lack of adequate benchmark information to identify cost inefficiencies, as well as a lack of sufficient decision support tools to implement and maintain cost reductions. Accordingly, there is a need for data and information systems which support long-term cost management strategies through operating efficiencies, labor cost control, supply and materials management, re-engineered care delivery processes, improved facilities infrastructure and capital equipment utilization, and general administrative efficiencies.

RECENT DEVELOPMENTS

    The Company recently restructured its organization to re-focus the business on historical strengths. Using the MECON operations benchmarking database as its foundation, the Company offers information products, decision support software and consulting services that bridge the information gap faced by hospitals and other healthcare providers seeking to reduce costs and improve operating efficiency. The Company's database/information products allow hospital executives, clinicians, and department managers to compare their practices against their peers and best demonstrated practices. This ability, when combined with the Company's consulting services, enables hospitals to become more cost-competitive by quantifying opportunities for immediate cost reduction, developing and implementing short-term and long-term strategies for achieving cost reduction opportunities, adjusting ongoing operating costs consistent with changes in utilization, developing annual resource plans compatible with profit requirements, and measuring actual performance on a regular basis to maintain the gains achieved.

PRODUCTS

    The Company's principal products and services include MECON-PEERx-TM-, MECON-PEERVIEW-TM-, MECON-OPTIMIS-TM-, MECON-Action-Point-SM-,
MECON-Advisory-SM-, and other related analytical products. The foundation of the Company's product line is the MECON operations benchmarking database.

MECON-PEERx-TM- - THE OPERATIONS BENCHMARKING DATABASE

    The Company maintains a proprietary database containing information on labor productivity, costs, resource utilization and practice profiles from several hundred hospitals nationwide. The database contains 281 hospital department types, such as nursing, pharmacy, radiology, clinical laboratories and medical records. Typically, between 15,000 and 36,000 elements of information are collected from each subscribing healthcare organization. The combination of statistical and practice profile data in the database allows hospitals to not only measure cost reduction opportunities, but also to identify processes that enable such reductions. The Company believes that the MECON operations benchmarking database is the only commercially available healthcare operations database that contains both statistical and qualitative data.

    Developed over the last decade, the database does not depend upon public domain data. Instead, all of the data is provided by healthcare organizations that subscribe to the Company's MECON-PEERx-TM- product described below. The subscriber typically submits data annually at the close of its fiscal year; however, a subscriber may choose to submit data on a more frequent basis. The Company tests and analyzes the data submitted by subscribers to ensure comparability with other information contained in the database.

    The database runs on an Oracle RDBMS 7.1platform. The database resides on a Hewlett-Packard G40 server (mini-computer) that runs the HP-UX (UNIX) operating system.

    MECON-PEERx-TM- is a subscription-based information product that enables hospitals to compare operational practices against those of the industry's most efficient providers or the members of a customer-defined peer group. The Company believes that the breadth and depth of the information contained in the database, together with the Company's ability to present a wide variety of data types in standard formats that are useful to the customer, make MECON-PEERx-TM-a valuable resource for use in comparative performance analysis or benchmarking. Through operations benchmarking, hospitals and other healthcare providers can compare their operational practices against those of their peers. Benchmarking allows hospitals to identify the "best practices" employed in the industry, facilitates peer networking to learn practices that lead to lower costs, and assists hospitals in restructuring their operations to reduce costs. The Company has developed MECON-PEERx-TM- and its other products and services with the goal of maximizing the value of benchmarking analysis.

    Using a specially prepared report comparing subscriber cost and key performance data against benchmark data from the Company's operations benchmarking database, senior executives and departmental managers can evaluate staffing and skill mix configurations, potential opportunities for reducing labor expenses, alternative strategies and methods of operations, and implications of new technologies. The information and analysis provided by the MECON-PEERx-TM- report, together with a variety of standard and optional support services, facilitate benchmarking initiatives to improve operational practices and efficiencies. Typical applications of the MECON-PEERx-TM- analysis include short-term cost reduction initiatives, annual budgeting, resource planning, long-term tracking of resource utilization, consolidation planning and cost/benefit evaluation of new technologies or operating processes.

    Hospitals generally subscribe to MECON-PEERx-TM- for a renewable three-year period. Each subscriber to MECON-PEERx-TM- receives the following:

MECON-PEERx-TM- REPORTS. The Company prepares a report for each subscriber analyzing the operating cost data collected by the subscriber in light of the peer group and best practice information contained in the MECON database. The following table summarizes the typical types of information provided in the report:

                                          MECON-PEERx-TM-

                        CATEGORIES OF OUTPUT                         SPECIFIC EXAMPLES
                        --------------------                         -----------------
         HOSPITAL     Cost Ratios                     Cost per Adjusted Discharge, Cost per Adjusted Patient
          LEVEL                                       Day
                      Productivity Ratios             Full Time Equivalent per Occupied Beds
                      Financial Ratios                Gross Margin, Net Margin, Balance Sheet Ratios
                      Characteristics & Profiles      Location, Type, Services Offered
         DEPARTMENT   Cost Ratios                     Cost per Unit of Measure, Labor Costs, Other Direct
           LEVEL                                      Expenses
                      Productivity Ratios             Labor Hours per Unit of Measure, Skill Mix
                      Service Intensity Ratios        Department Utilization per Patient Day or Discharge
                      Practices                       Organizational Characteristics, Operational Practices



MECON-PEERVIEW-TM- - A TOOL FOR DATA COLLECTION AND INFORMATION DELIVERY

    In December 1996, MECON-PEERVIEW-TM-, a tool designed to automate data collection and information delivery, was introduced. This product was built using client server technology and a relational database approach. As a complementary product to the MECON-PEERx-TM- product, MECON-PEERVIEW-TM- enables more efficient data collection at the customer location through links with internal information systems and MECON's national benchmark database.
Electronic delivery of reports to customers is another key feature of MECON-PEERVIEW-TM-.

IMPLEMENTATION, CUSTOMER SUPPORT AND OTHER SERVICES

    The Company provides implementation services at the inception of a subscription, including management orientation in the use of benchmark data, assistance with initial statistical data collection, development of operational profiles and auditing of subscriber data. The Company conducts post-report workshops with hospital management to analyze cost reduction opportunities. First year subscription fees include charges for implementation services, including post-report workshops. To the extent requested by customers, these services are provided by the Company for an additional fee during subsequent years. After a customer has subscribed to MECON-PEERx-TM-, the Company provides, for an additional fee, quarterly status checks, advanced management development and training, data auditing and software technical support. The company also offers an optional EXECUTIVE SUMMARY - a condensed analysis based on the benchmarking database that provides hospital executives with an overall indication of opportunities for short-term and long-term cost reduction, and the specific areas in which such opportunities are most prominent.

MECON-OPTIMIS-TM- -  AN INTERNAL PERFORMANCE MONITORING SYSTEM

    As a complement to MECON-PEERx-TM-, the Company has developed MECON-OPTIMIS-TM-, an internal performance measuring system for hospitals. MECON-OPTIMIS-TM- is a PC software product designed to allow hospitals to measure their internal performance by tracking their performance against specified targets. This allows hospitals to adjust resource levels consistent with utilization changes and, thereby, move from a fixed cost operating model to a variable cost operating model. MECON-OPTIMIS-TM- measures labor hours and costs, non-labor expenses, skill mix, productivity, quality and service intensity on a bi-weekly or monthly basis. The application contains the following three modules: performance (labor productivity and quality); budgeting; and daily staffing simulation. The performance module retrospectively reports key performance indicators. The budgeting module provides baseline information to plan long-term resource requirements more accurately. The daily staffing module forecasts resource requirements based on utilization forecasts. These modules assist institutions in achieving labor resource utilization targets, in measuring the progress of quality improvement initiatives, in facilitating labor budget development and in determining department staffing needs by shift. MECON-OPTIMIS-TM- runs on an Oracle RDBMS platform and is configured for operation on local area networks.

    MECON-OPTIMIS-TM- relies on payroll, time and attendance and other financial information systems at the host facility. The customer collects and reports data continually, usually on a per payperiod basis. Customers that purchase both MECON-PEERx-TM- and MECON-OPTIMIS-TM- can incorporate benchmark data from MECON-PEERx-TM- into MECON-OPTIMIS-TM-, thus increasing the value of the Company's overall product mix.

MECON-Action-Point-SM- - CLINICAL UTILIZATION ANALYSIS SYSTEM

    On March 29, 1996, MECON acquired Managed Care Information Systems, Inc.
(MCIS) in a pooling of interest transaction. MCIS's principal product was Action-Point, a decision support product designed for clinicians and senior level decision makers in the healthcare delivery system. Information provided by MECON-Action-Point-SM- enables physician managers and healthcare administrators to identify, analyze, and improve physician practice patterns using a PC-based Windows (TM) software. The system allows physicians to identify cost, profitability, payor mix, resource utilization, and productivity for each physician. Tracking treatment patterns enables physicians to review how their peers are using hospital resources to meet the needs of their patients. By helping physicians avoid overuse or underuse of resources, it enhances patient satisfaction and safety. It also enables administrators to fine tune the alignment between the mix of services offered and the needs of the population they serve, making operations more efficient and facilitating managed care contracting.

MECON-Advisory-SM-  - CONSULTING AND VALUE-ADDED SERVICES

    The Company's principal objective is to produce value to customers from its database and software products through a series of value-added services. Such services include consulting, custom analysis of data, training programs, and benchmarking facilitation services. MECON offers a highly structured approach to consulting services that is designed to improve operations efficiencies and to enable sustainable cost reduction. As a front-end to consulting services, MECON performs an overview assessment using the database in conjunction with additional qualitative information collected through on-site work at the healthcare organization. This provides a detailed assessment of facility- and function-specific cost reduction strategies and tactics. The Company also offers a training product known as "Benchmarking-in-Action" ("BIA") that is typically sold to current MECON-PEERx-TM- clients.

CUSTOMERS

    Historically, MECON has marketed its products and services to the acute care segment of the hospital market, primarily to individual hospitals over 100 beds. Typically, a customer purchases the three-year subscription to MECON-PEERx-TM- as a first step in its effort to control, manage and reduce costs. The Company believes that the implementation of all of the above products has frequently resulted in substantial cost benefits to customers.

    MECON's customer base is geographically diverse, including urban and rural healthcare organizations throughout the United States. The Company's customers include for-profit, academic/teaching and non-profit hospitals as well as multi-hospital systems. The Company has recently expanded its product offerings to long-term care facilities and small hospitals with fewer than 100 beds. Revenue from certain member facilities of the University HealthSystem Consortium Services Corporation, the Company's largest customer, accounted for 11% of net revenue for fiscal 1997.

SALES AND MARKETING

    MECON employs a direct sales and marketing organization which it augments through the efforts of its strategic partner, HBOC. MECON participates in several national and regional trade shows including the Healthcare Information and Management Systems Society annual conference. The Company also advertises in major trade publications and uses direct mail, primarily in regionally focused campaigns. Additionally, national healthcare related journals routinely publish case studies and data trends from the MECON database. Furthermore, MECON sponsors client conferences providing case studies, publications, new product introductions and a forum for client networking. The Company also generates a substantial number of leads directly through customer referrals.

STRATEGIC PARTNER

    The Company intends to develop strategic relationships with leading providers of healthcare products and services in order to increase the Company's presence, expand distribution channels and broaden its product line. In September 1995, MECON signed an agreement with HBOC, pursuant to which HBOC will integrate MECON-PEERx-TM- with its Trendstar Decision Support System, a healthcare information software designed to provide a common source of information to executives, medical staff, department managers and others in acute care hospitals, and market the integrated solution to current and potential Trendstar customers. The agreement is effective for a period of three years and will automatically renew thereafter for additional one year periods, provided that either party may terminate the agreement without cause upon 90 days written notice. HBOC has agreed, during the term of the agreement, not to develop or implement any operations benchmarking system similar to MECON-PEERx-TM-. The Company has agreed not to market MECON-PEERx-TM-independently to HBOC's Trendstar customers who were not MECON-PEERx-TM-customers on the date of the agreement. Further, the agreement provides that the Company is the owner of any database compiled from data received by joint customers, including any related data incorporated into the Trendstar system.

PRODUCT DEVELOPMENT

    The Company's product development strategy is directed toward creating new products that leverage the MECON database, enhancing data content in the database, and increasing the functionality of its current products and leveraging technology to automate data collection and information delivery. As part of this strategy, the Company is currently expanding the depth of the data collected from subscribers.

COMPETITION

    The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors in the healthcare information market are the breadth and quality of product offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving healthcare industry structure and identify information needs is an important competitive factor. Although the Company believes that it competes favorably with respect to each of these factors, the Company may be at a competitive disadvantage with respect to certain competitors and potential competitors that have greater financial, product development, technical and marketing resources than the Company, and that have substantial installed customer bases in the healthcare industry.

    The Company's competitors include other providers of operations and financial benchmarking data and products, providers of decision support software systems and management and healthcare consulting firms. As the market for healthcare cost management solutions develops, additional competitors, including other major healthcare information companies not presently offering cost management solutions, may enter the market and competition may intensify. The Company also faces significant competition from internal information services departments at large hospital alliances or for-profit hospital chains, many of which have developed or may develop benchmarking information or other cost control solutions.

PROPRIETARY RIGHTS

    The Company depends upon a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights in its products. Subscribers to MECON-PEERx-TM- enter into agreements restricting the disclosure and use of the comparative information contained in the database. The Company distributes its MECON-OPTIMIS-TM- product under software license agreements which grant customers a nonexclusive, nontransferable license to the product and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the product. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. The Company has not filed any patent applications or copyrights covering its software or database technology. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to the Company's products and services. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and its ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

EMPLOYEES

    As of March 31, 1997, the Company employed a total of 119 full-time employees, of which 57 were in customer service, 25 in marketing and sales, 22 in research and development and 15 in administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company occupies approximately 11,500 square feet of space at its headquarters in San Ramon, California under a lease expiring in January 2000. The Company also occupies approximately 3,100 square feet in Chicago, Illinois and approximately 3,560 square feet near Washington DC for its regional client service organizations. In addition, the Company's subsidiary, MCIS, occupies 3,400 square feet in Calabasas, California. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of the Company's stockholders in the quarter ended March 31, 1997.

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

   PERIOD                                                  HIGH      LOW
   ------                                                  ----      ---

   1996   Third quarter (commencing December 7, 1995)....  $17.38    $14.25
          Fourth quarter.................................  $20.25    $14.25

   1997   First quarter..................................  $30.25    $19.62
          Second quarter.................................  $25.00    $14.62
          Third quarter..................................  $25.00     $6.31
          Fourth quarter.................................   $7.12     $3.62

    On March 31, 1997 the last reported sale price for the Company's Common Stock on the NASDAQ National Market was $3.62 per share. At March 31, 1997, there were approximately 59 record holders of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain all available funds and any future earnings for use in the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED FINANCIAL DATA


                                                                                          YEAR ENDED MARCH 31,
                                                                                          --------------------
                                                                         1993        1994         1995       1996         1997
                                                                         ----        ----         ----       ----         ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATE)

  STATEMENT OF OPERATIONS:
  Revenue:
    Subscription and license . . . . . . . . . . . . . . . . . . .     $  1,038    $  2,041    $  4,821    $  8,037    $  9,934
    Services . . . . . . . . . . . . . . . . . . . . . . . . . . .       2 ,804       2,979       4,047       3,966       3,661
                                                                    --------------------------------------------------------------
         Net revenue . . . . . . . . . . . . . . . . . . . . . . .        3,842       5,020       8,868      12,003      13,595
  Cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . .        2,017       2,704       4,129       4,679       5,959
                                                                    --------------------------------------------------------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .        1,825       2,316       4,739       7,324       7,636
  Operating costs:
    Research and development . . . . . . . . . . . . . . . . . . .          526         870       1,647       1,855       2,336
    Sales and marketing. . . . . . . . . . . . . . . . . . . . . .          438       1,236       2,588       3,349       3,651
    General and administrative . . . . . . . . . . . . . . . . . .          940       1,254       1,686       2,273       3,172
    Reorganization and other special charges . . . . . . . . . . .          -          -           -            908       1,706
                                                                    --------------------------------------------------------------
         Total operating costs . . . . . . . . . . . . . . . . . .        1,904       3,360       5,921       8,385      10,865
                                                                    --------------------------------------------------------------
    Operating income (loss). . . . . . . . . . . . . . . . . . . .          (79)     (1,044)     (1,182)     (1,061)     (3,229)
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . .          (29)        (25)       (224)       (274)       -
  Interest and other income, net . . . . . . . . . . . . . . . . .           10          53          26         368         808
  Loss on investment . . . . . . . . . . . . . . . . . . . . . . .         (133)       (180)       -           -           -
                                                                    --------------------------------------------------------------
    Loss before provision for income taxes . . . . . . . . . . . .         (231)     (1,196)     (1,380)       (967)     (2,421)
  Provision for income tax expense . . . . . . . . . . . . . . . .          (13)        (48)       -           -             40
                                                                    --------------------------------------------------------------
    Loss before cumulative effect of accounting change . . . . . .
                                                                            (244)    (1,244)     (1,380)       (967)     (2,461)
  Cumulative effect for change in accounting for income taxes. . .
                                                                              -          (7)       -           -           -
                                                                    --------------------------------------------------------------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .         (244)     (1,251)     (1,380)       (967)     (2,461)
                                                                    --------------------------------------------------------------

  Accretion of redeemable preferred stock. . . . . . . . . . . . .          (23)       (110)       (173)       (110)       -
                                                                    --------------------------------------------------------------
    Net Loss attributable to common stockholders . . . . . . . . .         (267)     (1,361)     (1,553)     (1,077)     (2,461)
                                                                    --------------------------------------------------------------

  Net loss per share . . . . . . . . . . . . . . . . . . . . . . .        (0.07)      (0.32)      (0.35)      (0.22)      (0.41)
                                                                    --------------------------------------------------------------

  Shares used in computing net loss per share. . . . . . . . . . .        3,829       4,213       4,464       4,966       5,936
                                                                    --------------------------------------------------------------



                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                            1993      1994       1995        1996       1997
                                                                            ----      ----       ----        ----       ----
                                                                                               (IN THOUSANDS)
  BALANCE SHEET DATA:
  Cash, cash equivalents and securities available-for-sale . . . .          347         513       1,190      19,980      13,678
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .        1,774       1,936       4,949      25,581      20,631
  Redeemable common and preferred stock. . . . . . . . . . . . . .          888         917       3,069        -           -
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          -         1,936       4,949        -           -
  Stockholders' (deficit) equity . . . . . . . . . . . . . . . . .         (310)     (1,609)     (3,223)     19,901      17,962


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

OVERVIEW

    MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For fiscal 1997, approximately 73% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its product and services primarily to individual hospitals with over 100 beds.

    On March 29, 1996, the Company merged with Managed Care Information Systems,Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million. In addition, the Company recorded special charges totaling $908,000 for merger-related costs. Accordingly, all prior period financial information has been restated.

    MCIS' Action-Point product line is a PC-based Windows product for senior level health care executives. MECON- Action-Point Clinical Utilization Analysis System supports effective planning and organizational management through immediate access to information on revenue/profitability, payor mix, resource utilization, occupancy, and physician practice patterns enabling the facility to monitor data by physician, payor and DRG.

    The following factors contributed to the Company's performance in fiscal 1997. On November 25, 1996, the Company announced plans to complete the integration of MCIS, centralize management of its product development, sales and product support organizations, increase its investment in the development of new products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth. In connection with the implementation of this new corporate structure, the Company recorded a special pretax charge totaling $1.5 million that consisted of a $1.3 million charge for costs associated with the reorganization, and a $122,000 charge for an aborted acquisition during the third quarter of fiscal 1997. Included in the costs associated with the reorganization were provisions for shutting down two of the Company's satellite offices in Chicago and Calabasas, California, employee reassignment and reallocations, severance and related benefits, asset writedowns and a provision for doubtful accounts which was established as a reserve for returns,
concessions and uncollectible accounts.   This reserve was established because
the Company believed its commitment to the development of new products would change the strategic direction of its product lines.

    Total cash payments made through March 31, 1997 in connection with the reorganization were $1.1 million, and total non-cash expenses, including fixed asset writedowns and the provision for doubtful accounts, were $518,000. The company estimates that no future cash payments will be made to complete the reorganization.

    Consistent with the product development plans, the Company began to increase its investment in new product development which included a greater focus on clinical, outcomes and patient satisfaction applications. The Company believed that the planned new products and enhancements would solidify the Company's new long-term strategy of providing premium-quality benchmark-based solutions to the healthcare industry.

    As a result of these integration, reorganization and product transition efforts, revenue and expenses for the third and fourth quarter of fiscal 1997 were adversely affected. Revenue for the third quarter of fiscal 1997 was impacted by declined productivity in the sales force while the newly centralized sales management was implemented. This declined productivity led to contract signing delays. Although the Company signed contracts with three year values totaling approximately $4.8 million in the third quarter of fiscal 1997, the contracts were signed late in the quarter, and accordingly, the Company had not yet performed work necessary to recognize a material portion of this contract
revenue.   Revenue for the fourth quarter of fiscal 1997 was impacted by continued reduced productivity in the sales force, and although the sales force remained relatively intact, the Company signed contracts with three year values totaling only $2.6 million compared to $3.0 million in the comparable period in the prior fiscal year. The effect of such reduced contract signings was a shortfall in revenue recognized both sequentially and compared to the fourth quarter of the prior fiscal year. This shortfall resulted in an imbalance between revenue and expenses, and accordingly, the Company announced that it would take immediate corrective measures to reduce expenses to anticipated revenue levels.

    On April 17, 1997, the Company announced a number of strategic and operational changes intended to improve the Company's financial performance. As a first step, the Company renewed its strategic emphasis on its historical strengths in benchmarking-based cost management solutions and refocused its activities on the core markets served by the Company's PEERVIEW, OPTIMIS, Action-Point and consulting services. Although the Company believed that additional healthcare market sectors targeted by the Company's increased investments in developing clinical, outcomes and patient satisfaction products did represent growth opportunities for the Company in the future, the Company believed that continued efforts in these areas compromised both its leadership position in benchmark-based cost management solutions and its profitability.

    Accordingly, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. This reduction was made in an effort to reduce the Company's overall quarterly expenses to anticipated revenue levels, and along with the Company's renewed focus on the core markets, return the Company to profitability and growth. As a part of this expense reduction effort, the Company expects to incur a special charge of approximately $750,000 during the first quarter of fiscal 1998. This charge is primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns.

    At March 31, 1997, the Company's backlog, which is defined as the total value of all contracts signed but not yet recognized as revenue, remained relatively constant at $10.7 million compared to $10.0 million at March 31, 1996. The Company's financial position is further strengthened as the Company continues to sell its subscription-based and software products which generate recurring revenue from 3 year subscription and annual software maintenance contracts.

    The Company's Subscription and license revenue consists primarily of MECON-PEERx subscription revenue and MECON-OPTIMIS and Action-Point software licenses. The Company recognizes subscription revenue ratably over the estimated time to complete each respective year's implementation of the MECON-PEERx product. The Company recognizes the associated costs of implementation as incurred. Software license revenue primarily includes a one-time license fee. The Company recognizes MECON-OPTIMIS license revenue upon shipment of the software and Action-Point license revenue upon completion of the training period and customer acceptance.

    The Company's services revenue consists primarily of implementation, annual maintenance and technical support fees for MECON-OPTIMIS and Action-Point, other optional products and services related to MECON-PEERx, MECON-OPTIMIS, and Action-Point, and consulting services. The Company recognizes implementation revenue when earned and annual maintenance and technical support fees ratably over a typical twelve month agreement term. The Company recognizes other optional products and services when the reports have been delivered or the services performed. The Company recognizes consulting revenue as services are performed.

    The Company's revenue has increased primarily due to greater market penetration of its database and software products, product enhancements, price increases, and increased support and data analysis fees related to the Company's expanded software customer base. The Company's revenue is primarily derived from direct sales to end users.


    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that adoption of this statement will not have a material impact on earnings per share as presented in the accompanying consolidated financial statements, as the company incurred losses for all periods presented.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenue for the period indicated:


                                                    FISCAL YEAR ENDED MARCH 31,
                                                     1995      1996       1997
                                                     ----      ----       ----
 Statements of Operations
 Revenue:
  Subscription and license . . . . . . . . . . . .    54%       67%       73%
  Services . . . . . . . . . . . . . . . . . . . .    46%       33%       27%
                                                     --------------------------
    Net revenue. . . . . . . . . . . . . . . . . .   100%      100%      100%
 Cost of revenue . . . . . . . . . . . . . . . . .    47%       39%       44%
                                                     --------------------------
 Gross margin. . . . . . . . . . . . . . . . . . .    53%       61%       56%
 Operating costs:
  Research and development . . . . . . . . . . . .    19%       15%       17%
  Sales and marketing. . . . . . . . . . . . . . .    29%       28%       27%
  General and administrative . . . . . . . . . . .    19%       19%       23%
  Reorganization and other special charges . . . .     -         8%       13%
                                                     --------------------------
    Total operating costs. . . . . . . . . . . . .    67%       70%       80%
                                                     --------------------------
 Operating loss. . . . . . . . . . . . . . . . . .   (14)%      (9)%     (24)%
 Interest expense. . . . . . . . . . . . . . . . .   ( 3)%      (2)%      -
 Interest and other income, net. . . . . . . . . .     -          3%       6 %
                                                     --------------------------
 Loss before provision for income taxes. . . . . .   (17)%      (8)%     (18)%
 Provision for income tax expense. . . . . . . . .     -         -        -
                                                     --------------------------
 Net loss. . . . . . . . . . . . . . . . . . . . .   (17)%      (8)%     (18)%
                                                     --------------------------

 Accretion of redeemable preferred stock . . . . .    (2)%      (1)%       -
                                                     --------------------------
 Net loss attributable to common stockholders. . .   (19)%      (9)%     (18)%
                                                     --------------------------


FISCAL 1997 COMPARED TO FISCAL 1996

REVENUE

    Revenue for fiscal 1997 increased 13% to $13.6 compared to $12.0 million for fiscal 1996. Subscription and license revenue for fiscal 1997 increased 24% to $9.9 compared to $8.0 million for fiscal 1996 and accounted for essentially all of the revenue growth. This increase was primarily due to increased revenue from new MECON-PEERx subscription contracts and Action*Point license fees. Service revenue for fiscal 1997 decreased 8% to $3.7 million compared to $4.0 million for fiscal 1996. This decrease was primarily due to a decrease in consulting revenue reflective of the Company's continued shift in focus to product sales from consulting services.

COST OF REVENUE

    Cost of revenue for fiscal 1997 increased 28% to $6.0 million compared to $4.7 million for fiscal 1996, primarily due to additional staffing to support the Company's anticipated growth and increased amortization expense of capitalized software development costs. Cost of revenue for fiscal 1997 included $227,000 in amortization expense from the capitalization of software development expenses compared to $89,000 for fiscal 1996. Cost of revenue for fiscal 1997 increased to 44% of total revenue compared to 39% for fiscal 1996, primarily due to an increase in staffing to support the higher level of contracts signed in fiscal 1997 compared to fiscal 1996 as well as increase amortization expense from the capitalization of software development costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses for fiscal 1997 increased 21% to $2.3 million compared to $1.9 million for fiscal 1996, primarily due to the addition of technical and programming personnel related to new product development. During fiscal 1997 approximately $754,000 was capitalized for internally developed software related to product development compared to $569,000 for fiscal 1996. Research and development expenses for fiscal 1997 increased to 17% of revenue compared to 15% for the comparable period in the prior year, primarily due to a commitment to new product development in advance of related revenues.

SALES AND MARKETING

    Sales and marketing expenses for fiscal 1997 increased 12% to $3.7 million compared to $3.3 million for fiscal 1996, primarily due to increased commissions associated with higher levels of contract signings for fiscal 1997 compared to fiscal 1996, the hiring of a Vice President of Marketing, and investment in certain promotional activities, including trade shows, seminars and advertising. Sales and marketing expenses for fiscal 1997 decreased to 27% of revenue compared to 28% for fiscal 1996, primarily due to increased utilization of sales and marketing capacity developed in prior fiscal years.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for fiscal 1997 increased 39% to $3.2 million compared to $2.3 million for fiscal 1996, primarily due to increased management staffing, expansion of facilities, and general expenses related to being a public company. General and administrative expenses for fiscal 1997 increased to 23% of revenue compared to 19% of revenue for fiscal 1996, primarily due to the establishment of a larger infrastructure, including information systems personnel, a new Chief Executive Officer and larger facilities, to support increased revenue.

REORGANIZATION AND OTHER SPECIAL COSTS

    Reorganization and other special costs for fiscal 1997 increased 88% to $1.7 million compared to $908,000 for fiscal 1996, primarily due to the Company's reorganization plan announced in the third quarter of fiscal 1997. The reorganization plan called for centralizing the management of product development, sales and product support organizations. In connection with this reorganization, the Company recorded a special pretax charge totaling $1.5 million that primarily included a $1.3 million charge for costs associated with the reorganization, and a $122,000 charge for an aborted acquisition. Included in the costs associated with the reorganization were provisions for shutting down two of the Company's satellite offices in Chicago and Calabasas, California, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for accounts receivable that management believes may not be collectible. Reorganization and other special costs of $908,000 for fiscal 1996 primarily included costs of the MCIS merger. Included in the merger cost were closing costs, professional fees, and other direct costs related to the merger.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net for fiscal 1997 increased 120% to $808,000 compared to $368,000 for fiscal 1996, primarily due larger cash balances during fiscal 1997 from the continued investment of the net proceeds received from an initial public offering of the Company's common stock in December, 1995.


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

COST OF REVENUE

    Cost of revenue for fiscal 1996 increased 15% to $4.7 million compared to $4.1 million for fiscal 1995, primarily due to additional staffing to support the Company's growth. Cost of revenue for fiscal 1996 included $89,000 in amortization expense from the capitalization of software development expenses compared to $157,000 for fiscal 1995. Cost of revenue for fiscal 1996 decreased to 39% of total revenue compared to 47% for fiscal 1995, primarily due to improved utilization of customer support staff and lower travel expenses attributable to establishing regional offices in Chicago and Washington D.C.

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

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for fiscal 1996 increased 35% to $2.3 million compared to $1.7 million for fiscal 1995, primarily due to increased management staffing, facilities expenses and general expenses related to an increase in business activity. General and administrative expenses for fiscal 1996 remained constant at 19% of revenue for both fiscal 1996 and 1995.

INTEREST AND OTHER INCOME, NET

    Interest and other income for fiscal 1996 increased to $368,000 compared to $26,000 for fiscal 1995, primarily due to the investment of $23.1 million of net proceeds from an initial public offering of the Company's common stock in December, 1995.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly financial data for fiscal 1996 and fiscal 1997. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:


                                                              FISCAL YEAR 1996                            FISCAL YEAR 1997
                                                              ----------------                            ----------------
                                                        Q1        Q2        Q3        Q4        Q1        Q2        Q3       Q4
                                                        --        --        --        --        --        --        --       --
                                                                                     (IN THOUSANDS)
Revenue:
Subscription and license . . . . . . . . . . . . .    1,369     2,173     2,360     2,135     2,502     3,472     2,163    1,797
Services . . . . . . . . . . . . . . . . . . . . .      891       840       984     1,251       973     1,138       889      661
                                                      -----------------------------------------------------------------------------
  Net revenue. . . . . . . . . . . . . . . . . . .    2,260     3,013     3,344     3,386     3,475     4,610     3,052    2,458
Cost of revenue. . . . . . . . . . . . . . . . . .    1,136     1,126     1,237     1,180     1,211     1,500     1,483    1,765
                                                      -----------------------------------------------------------------------------
Gross profit . . . . . . . . . . . . . . . . . . .    1,124     1,887     2,107     2,206     2,264     3,110     1,569      693
                                                      -----------------------------------------------------------------------------
Total operating costs. . . . . . . . . . . . . . .    1,815     1,897     1,994     2,679*    2,004     2,173     3,867**  2,821
Operating income (loss). . . . . . . . . . . . . .     (691)      (10)      113      (473)      260       937    (2,298)  (2,128)
Net income (loss). . . . . . . . . . . . . . . . .     (745)      (78)       78      (222)      313       746    (1,581)  (1,939)
                                                      -----------------------------------------------------------------------------
Net income (loss) attributable to common stockholders  (800)     (133)       78      (222)      313       746    (1,581)  (1,939)

-----------


 *Includes $908,000 in expenses for the merger of MCIS.
**Includes $1.5 million in reorganization and aborted acquisition costs.


                                                                  FISCAL YEAR 1996                         FISCAL YEAR 1997
                                                                  ----------------                         ----------------
                                                          Q1        Q2        Q3        Q4        Q1         Q2       Q3       Q4
                                                          --        --        --        --        --         --       --       --
Revenue:
Subscription and license . . . . . . . . . . . . . . .   61%       72%       71%       63%       72%       75%       71%      73%
Services . . . . . . . . . . . . . . . . . . . . . . .   39%       28%       29%       37%       28%       25%       29%      27%
                                                        ----      ----      ----      ----      ----      ----      ----     ----
  Net revenue. . . . . . . . . . . . . . . . . . . . .  100%      100%      100%      100%      100%      100%      100%     100%
Cost of revenue. . . . . . . . . . . . . . . . . . . .   50%       37%       37%       35%       35%       33%       49%      72%
                                                        ----      ----      ----      ----      ----      ----      ----     ----
Gross margin . . . . . . . . . . . . . . . . . . . . .   50%       63%       63%       65%       65%       67%       51%      28%
                                                        ----      ----      ----      ----      ----      ----      ----     ----
Total operating costs. . . . . . . . . . . . . . . . .   80%       63%       60%       79%       57%       47%      127%     115%
Operating income (loss). . . . . . . . . . . . . . . .  (30)%      -          3%      (14)%       8%       20%      (75%)    (87%)
Net income (loss). . . . . . . . . . . . . . . . . . .  (33)%      (3)%       2%      (7)%        9%       16%      (52%)    (79%)
                                                        ----      ----      ----      ----      ----      ----      ----     ----
Net income (loss) attributable to common stockholders.  (35)%      (4)%       2%      (7)%        9%       16%      (52%)    (79%)



    The Company's quarterly revenues and operating results have varied significantly in the past and may continue to fluctuate as a result of a variety of factors, including: the Company's sales cycle and demand for its products and services, changes in distribution channels, changes in the Company's product mix, the termination of, or a reduction in, subscriptions to the Company's MECON-PEERx product, the loss of customers due to consolidation in the health care industry, customer delays in providing information needed by the Company to complete implementation of, and revenue recognition from, sales of the Company's products, changes in customer budgets, investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's growth, the timing of new product introductions and enhancements by the Company and its competitors, marketing and sales promotional activities and trade shows, the unpredictability of revenues from consulting services and general economic conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company financed its operations primarily through sales of preferred and common stock. On December 7, 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. The offering yielded $23 million in net proceeds to the Company. In fiscal 1996, the Company redeemed all outstanding shares of the Company's Series A and Series B Preferred Stock and amounts outstanding under its revolving credit line. The remaining funds have been used for the merger of MCIS, acquisition of property and equipment, a corporate reorganization in the third quarter of fiscal 1997 and other general corporate purposes. At March 31, 1997, the Company's cash, cash equivalents and securities available-for-sale decreased by $6.3 million, or 32%, to $13.7 million compared to $20.0 million at March 31, 1996 primarily as a result of the Company's corporate reorganization, acquisition of property and equipment and repayment of bank borrowings. During fiscal 1997, the Company used cash of $2.8 in operating activities. Purchases of property and equipment of $1.3 million primarily included $1.1 million in computers. On March 29, 1996, the Company completed a merger with Managed Care Information Systems, Inc. ("MCIS"). In connection with the merger, the Company assumed a note payable and accrued interest to a third party in the amount of $2.5 million which was repaid during the first fiscal quarter of 1997.

    As of March 31, 1997, the Company had net working capital of $14.9 million, including cash, cash equivalents and securities available-for-sale of $13.7 million. Given the Company's strong cash position, as of March 31, 1997, the Company has no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

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

DEPENDENCE ON PRINCIPAL PRODUCT

    For the fiscal year ended March 31, 1997, approximately 73% of the Company's revenues were derived from subscriptions and licenses to its MECON-PEERx, MECON-OPTIMIS and MECON-Action*Point products. Accordingly, any significant reduction in subscriptions to such product would have a material adverse effect on the Company's business and operating results. Although subscriptions to the MECON-PEERx database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although the Company has experienced a high customer renewal rate, there can be no assurance that the Company's customers will renew their subscriptions or that any renewal terms will be as favorable to the Company as existing terms.

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

MANAGEMENT OF GROWTH

    The Company is currently experiencing a period of growth and expansion which has placed a significant strain on its personnel and resources. The Company's growth has resulted in a increase in the level of responsibility for the Company's key personnel, several of whom were only recently hired. Failure to manage growth effectively, or to develop, maintain or upgrade management information and other systems and controls, could have a material adverse effect on the Company. In addition, through the merger of MCIS in March 1996, the Company increased the scope of its product lines and operations. This expansion in scope has resulted in an increased need for infrastructure and systems. Furthermore, this requirement is relatively more substantial due to the limited systems investment made by the Company prior to fiscal 1997. This requirement includes, without limitation, securing adequate financial resources to successfully integrate and manage MCIS, retention of key employees, integration of management information, control and telecommunications systems, consolidation of geographically dispersed facilities, and integration of various functions and groups of employees, each of which could pose significant challenges. Moreover, MCIS historically has not been profitable, and the Company must make significant and rapid improvements at MCIS for the merged operation to achieve profit margins comparable to the Company's historical results. The Company's future operating results will depend in large measure on its success in implementing operating and financial procedures and controls, improving communication and coordination among different operating functions, integrating certain functions such as sales and implementation, strengthening management information and telecommunications systems, and continuing to hire additional qualified personnel in all areas. There can be no assurance that the Company will be able to manage these activities and implement these additional systems and controls successfully, and any failure to do so could have a material adverse effect upon the Company's operating results.

DEPENDENCE ON STRATEGIC RELATIONSHIPS

    A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company has recently entered into strategic relationships with The MEDSTAT Group, Inc. and HBOC. The Company believes that its success in penetrating new markets for its products and services depends in large part on its ability to maintain these relationships and cultivate additional relationships. There can be no assurance that the Company's existing or future strategic partners will not develop and market products in competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

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

NEW PRODUCT DEVELOPMENT

    The Company's future success and financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its database and other complementary products and services. Product development has been focused on enhancing existing products or introducing new products and has inherent risks, and there can be no assurance that the Company will be successful in its product development efforts or that the market will continue to accept the Company's existing or new products and services. The Company believes that significant continuing product enhancement and development efforts will be required to sustain the Company's growth. There can be no assurance that the Company will successfully develop, introduce and market new products or product enhancements, or that products or product enhancements developed by the company will meet requirements of health care providers and achieve market acceptance.

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

ITEM 7.  FINANCIAL STATEMENTS


                                                                 MECON, INC.
                                                         CONSOLIDATED BALANCE SHEETS
                                                           MARCH 31, 1997 AND 1996
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                             ASSETS

                                                                                                 1997            1996
                                                                                                 ----            ----
    Current assets:
      Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $9,211         15,205
      Securities available-for-sale, at market . . . . . . . . . . . . . . . . . . . . .           4,467          4,775
      Accounts receivable, net of allowances of $555 and $245, respectively. . . . . . .           2,542          2,769
      Unbilled accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .             886            526
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             362            211
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              52            126
                                                                                                 ---------       --------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,520         23,612
    Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,588          1,009
    Software development costs, net. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,510            924
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13             36
                                                                                                 ---------       --------
                                                                                                 $20,631         25,581
                                                                                                 ---------       --------
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $978            557
      Accrued salaries and benefits. . . . . . . . . . . . . . . . . . . . . . . . . . .             452            640
      Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             1,936
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               519
      Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,058          1,333
      Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             156            666
                                                                                                 ---------       --------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           2,644          5,651
    Long-term obligations, less current portion. . . . . . . . . . . . . . . . . . . . .              25             29
                                                                                                 ---------       --------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,669          5,680
                                                                                                 ---------       --------
    Stockholders' equity:
      Preferred stock, $.001 par value; 5,000,000 authorized; none issued and outstanding           -              -
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
      Common stock, $.001 par value; 50,000,000 shares authorized; 6,000,297 and                       6              6
         5,876,947 issued and outstanding in 1997 and 1996, respectively . . . . . . . .
      Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,033         24,511
      Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,077)        (4,616)
                                                                                                 ---------       --------
           Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .          17,962         19,901
                                                                                                 ---------       --------
                                                                                                 $20,631         25,581
                                                                                                 ---------       --------

              See accompanying notes to consolidated financial statements.


                                                                 MECON, INC.
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              1997       1996      1995
                                                                              ----       ----      ----
Revenue:
 Subscription and license. . . . . . . . . . . . . . . . . . . . . .          $9,934     8,037     4,821
 Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,661     3,966     4,047
                                                                            --------   -------   -------
      Net revenue. . . . . . . . . . . . . . . . . . . . . . . . . .          13,595    12,003     8,868
Cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .           5,959     4,679     4,129
                                                                            --------   -------   -------
      Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .           7,636     7,324     4,739
                                                                            --------   -------   -------
Operating costs:
 Research and development. . . . . . . . . . . . . . . . . . . . . .           2,336     1,855     1,647
 Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . .           3,651     3,349     2,588
 General and administrative. . . . . . . . . . . . . . . . . . . . .           3,172     2,273     1,686
 Reorganization and other special charges. . . . . . . . . . . . . .           1,706       908     -
                                                                            --------   -------   -------
      Total operating costs. . . . . . . . . . . . . . . . . . . . .          10,865     8,385     5,921
                                                                            --------   -------   -------
Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,229)   (1,061)   (1,182)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .           -          (274)     (224)
Interest and other income, net . . . . . . . . . . . . . . . . . . .             808       368        26
                                                                            --------   -------   -------
Loss before provision for taxes. . . . . . . . . . . . . . . . . . .          (2,421)     (967)   (1,380)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .              40       -       -
                                                                            --------   -------   -------
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,461)     (967)   (1,380)
Accretion of redeemable preferred stock. . . . . . . . . . . . . . .            -         (110)     (173)
                                                                            --------   -------   -------
      Net loss attributable to common stockholders . . . . . . . . .         $(2,461)   (1,077)   (1,553)
                                                                            --------   -------   -------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . .          $(0.41)    (0.22)    (0.35)
                                                                            --------   -------   -------
Shares used to compute net loss per share. . . . . . . . . . . . . .           5,936     4,966     4,464
                                                                            --------   -------   -------


              See accompanying notes to consolidated financial statements.


                                                                 MECON, INC.
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        MARCH 31, 1997, 1996 AND 1995
                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                       ADDITIONAL   STOCKHOLDERS'                    TOTAL
                                                                        PAID-IN         NOTE        ACCUMULATED   STOCKHOLDERS'
                                         SHARES            AMOUNT       CAPITAL      RECEIVABLE       DEFICIT        EQUITY
                                         ------            ------       -------      ----------       -------        ------
                                               COMMON STOCK
                                               ------------
Balances as of March 31, 1994....       3,389,549             $3            411           (38)      (1,985)           (1,609)
Compensatory stock option grant..          50,413           -                23         -              -                  23
Issuance of common stock with put         211,416           -               (10)        -              -                 (10)
  option........................
Issuance of redeemable preferred           -                -                92         -              -                  92
  stock, Series B...............
Issuance of convertible preferred          -                -               (45)        -              -                 (45)
  stock, Series C...............
Accretion of redeemable preferred          -                -              (173)        -              -                (173)
  stock.........................
Repurchase of common stock               (213,530)          -              (121)        -              -                (121)
Net loss........................            -               -              -                        (1,380)           (1,380)
                                        ---------        ---------      ---------    ---------     ---------         --------
Balances as of March 31, 1995...        3,437,848              3            177            (38)     (3,365)           (3,223)
Compensatory stock option grant           191,993           -                90         -              -                  90
Accretion of redeemable preferred          -                -               (76)        -              (34)             (110)
 stock..........................
Repurchase of common stock......         (296,269)          -               (34)        -             (250)             (284)
Conversion of preferred stock into        479,634              1            999                        -               1,000
  common stock, Series C........
Exercise of common stock warrants          57,013           -              -            -              -                 -
Exercise of common stock options.           6,728           -                 4         -              -                   4
Repayment of stockholder notes             -                -              -                38         -                  38
Public offering proceeds, net of        2,000,000              2         23,126         -              -              23,128
  expenses of $2,872............
Termination of redemption                 -                 -               225         -              -                 225
  obligation for common stock...
Net loss........................          -                 -              -            -             (967)             (967)
                                        ---------        ---------      ---------    ---------     ---------         --------
Balances as of March 31, 1996...        5,876,947              6         24,511         -           (4,616)           19,901
Exercise of common stock options          102,968           -               398         -              -                 398
Employee stock purchase plan               20,382           -               144         -              -                 144
  purchases.....................
Other...........................           -                -               (20)        -              -                 (20)
Net loss........................           -                -              -            -           (2,461)           (2,461)
                                        ---------        ---------      ---------    ---------     ---------         --------
Balances as of March 31, 1997...        6,000,297             $6         25,033         -           (7,077)           17,962
                                        ---------        ---------      ---------    ---------     ---------         --------


              See accompanying notes to consolidated financial statements.


                                                                 MECON, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                                               (IN THOUSANDS)



                                                                                          1997            1996           1995
                                                                                          ----            ----           ----
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(2,461)          (967)        (1,380)
  Adjustments to reconcile loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         622            333            328
    Loss on write off of fixed assets. . . . . . . . . . . . . . . . . . . . . . . .         328          -              -
    Bad debt and sales discount provisions . . . . . . . . . . . . . . . . . . . . .         472            223             72
    Compensation expense related to issuances of common stock and stock option grants      -                 90             23
  Changes in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (245)        (1,125)        (1,297)
    Unbilled accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .        (360)          (106)          (218)
    Other current and noncurrent assets. . . . . . . . . . . . . . . . . . . . . . .         (54)            30           (288)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         421             86            281
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (519)           259            242
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (275)          (264)           704
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (698)           496            408
                                                                                         -------        -------        -------
      Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . .      (2,769)          (945)        (1,125)
                                                                                         -------        -------        -------
Cash flows from investing activities:
  Purchase of securities available-for-sale. . . . . . . . . . . . . . . . . . . . .      (8,117)        (4,775)         -
  Proceeds from sale or maturities of securities available-for-sale. . . . . . . . .       8,425          -              -
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . . . .      (1,301)          (628)          (541)
  Computer software development costs. . . . . . . . . . . . . . . . . . . . . . . .        (814)          (569)          (388)
                                                                                         -------        -------        -------
      Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .      (1,807)        (5,972)          (929)
                                                                                         -------        -------        -------
Cash flows from financing activities:
  Bank borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -                850            836
  Repayment of bank borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,940)          (850)         -
  Proceeds from issuance of redeemable preferred stock, net of issuance costs. . . .       -              -              1,911
  Proceeds from issuance of common stock, net of issuance costs. . . . . . . . . . .       -             23,132          -
  Proceeds from exercise of stock options and employee stock purchases . . . . . . .         542          -                215
  Repayment of stockholder note. . . . . . . . . . . . . . . . . . . . . . . . . . .       -                 38          -
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -               (284)          (121)
  Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .       -             (1,954)          (110)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)         -               -
                                                                                         -------        -------        -------
      Net cash (used in) provided by financing activities. . . . . . . . . . . . . .      (1,418)        20,932          2,731
                                                                                         -------        -------        -------
Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . .      (5,994)        14,015            677
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . . . .      15,205          1,190            513
                                                                                         -------        -------        -------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . . . .      $9,211         15,205          1,190
                                                                                         -------        -------        -------

Supplemental information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  -               33              7
                                                                                         -------        -------        -------


              See accompanying notes to consolidated financial statements.

                                     MECON, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997, 1996 AND 1995

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Managed Care Information Systems, Inc. All intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consist principally of money market instruments which include: corporate notes, corporate bonds, certificates of deposits, commercial paper and government agency securities.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which are generally three to five years.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes internally generated software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Capitalization of software development costs begins upon the establishment of technological feasibility for the product.

    The Company amortizes such capitalized amounts upon commencement of product introduction at the greater of the straight-line basis using estimated economic lives of two to three years or the ratio of actual revenues achieved to total anticipated revenues over the lives of the products. The realizability of unamortized capitalized costs is periodically reviewed relative to the estimated future revenues of the related products.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to expense in the period incurred.

ADVERTISING COSTS

    All costs associated with advertising and promoting products are expensed in the period incurred.

REVENUE RECOGNITION

    Revenue generated from the initial year of a PEERx subscription contract is recognized ratably from the date of contract signing over the estimated time to deliver a customer's PEERx report, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to deliver a customer's subsequent year report which generally takes four to five months beginning in the second or third year of the contract. Costs to deliver the PEERx products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

    Revenue from the licensing of the Company's OPTIMIS software product is recognized upon delivery of the software to the customer. Revenue from OPTIMIS implementation services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized as the service is performed, generally over four to five months.

    Although the Company's Action*Point software is installed by the customer, the Company provides customer service support during the installation as well as technical training to customer personnel during the initial period subsequent to installation. Revenue is recognized upon completion of the training period and final customer acceptance, whereupon no further material obligations exist, generally four to five months.

    The Company offers post-contract customer support and implementation services to its OPTIMIS and Action*Point customers. Revenue from maintenance and technical support services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

    Consulting revenue, as well as revenue from certain other optional products and services, is recognized as the services are performed or as the customer's specific project is completed.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
No. 109). Under SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options, warrants and convertible preferred shares are excluded from the computation as their effect is anti-dilutive, except that pursuant to Securities and Exchange Commission Staff Accounting Bulletins and staff policy, net loss per share includes all common and common equivalent shares granted or issued within 12 months proceeding the Company's initial public offering date as if they were outstanding for all periods that began prior to the Company's initial public stock offering, even if antidilutive, using the treasury stock method.

    For the purposes of the 1996 and 1995 net loss per share computations, net loss has been increased by the amount of the periodic accretion for redeemable preferred shares. Upon the completion of the Company's initial public stock offering, the Series A and B preferred shares were redeemed.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that adoption of this statement will not have a material impact on net loss per share as presented in the accompanying consolidated financial statements, as the Company has incurred losses for all periods presented.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, securities available-for-sale and trade receivables. The Company has investment policies that limit investments to short-term low risk investments. The Company markets and sells its products primarily to hospitals. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts to cover any credit losses.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Financial Accounting Standards Board recently issued SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 as of April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

    Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long-lived asset is in excess of the carrying amount of the asset, a charge to income would be recognized for the excess carrying amount of the asset over its fair value.

STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires entities to provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value method defined in SFAS No. 123 had been applied.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations.

(3) REORGANIZATION AND OTHER SPECIAL CHARGES

    During fiscal 1997, the Company implemented a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic growth objectives. In connection with the implementation of this new corporate structure, the Company recorded a pretax charge of $1,337,000 for costs associated with the reorganization. Included in the costs associated with the reorganization were provisions for shutting down two of the Company's satellite offices in Chicago and Calabasas, California; employee reassignment and relocation; severance and related benefits; asset writedowns; expansion of the corporate headquarters; and a provision for accounts receivable that management believes may not be collectible. The following table sets forth a description of the type and amount of reorganization costs recognized as expense for the year ended March 31, 1997:

                                                                     USED       ACCRUAL
                                             TOTAL     NON-CASH       OR           AT
    REORGANIZATION COST                     EXPENSE     EXPENSE      PAID       3/31/97
    -------------------                    --------    --------    -------      -------
Salaries and termination benefits. . .      $529,000           -     529,000           -
Relocation and facilities shutdown . .       285,000           -     285,000           -
Professional fees. . . . . . . . . . .         5,000           -       5,000           -
Asset writedowns . . . . . . . . . . .       218,000     218,000     218,000           -
Provision for doubtful accounts. . . .       300,000     300,000      51,325     248,675
                                          ----------  ----------  ----------  ----------
   TOTAL . . . . . . . . . . . . . . .    $1,337,000     518,000   1,088,325     248,675
                                          ----------  ----------  ----------  ----------

    Other special costs of $369,000 were incurred during the year related to additional acquisition costs from the prior year merger and costs associated with aborted acquisitions.

    On March 29, 1996, the Company merged with Managed Care Information
Systems, Inc. (MCIS) in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million which was repaid during the first fiscal quarter of 1997. Accordingly, all prior year financial information has been restated. In addition, the Company recorded charges totaling $908,000 for merger-related costs for the year ended March 31, 1996.

(4)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At March 31, 1997 and 1996, cost of available-for-sale securities approximated fair value of such securities.

    At March 31, 1997 and 1996, available-for-sale securities consisted of the following (in thousands):

                                                           1997      1996
                                                           ----      ----
    Government securities. . . . . . . . . . . .            $778    12,994
    Mortgage-backed securities . . . . . . . . .               -     2,044
    Corporate debt securities. . . . . . . . . .          11,143     4,732
    Foreign debt securities. . . . . . . . . . .             532         -
                                                         -------   -------
                                                         $12,453    19,770
                                                         -------   -------

    At March 31, 1997 and 1996, these securities were classified in the Consolidated Balance Sheet as follows (in thousands):

                                                           1997      1996
                                                           ----      ----
    Cash equivalents . . . . . . . . . . . . . .          $7,986    14,995
    Securities available-for-sale. . . . . . . .           4,467     4,775
                                                         -------   -------
                                                         $12,453    19,770
                                                         -------   -------

    The contractual maturity of all available-for-sale securities as of March 31, 1997 was one year or less.

    During 1997 and 1996, there were no gross realized gains or losses on sales of securities held as available-for-sale.

    The carrying amounts of all other financial instruments approximate fair value because of their short maturity.

(5)  PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

    The following is a summary of property and equipment at March 31, 1997 and 1996 (in thousands):

                                                            1997      1996
                                                            ----      ----
    Office furniture and equipment . . . . . . .            $458       491
    Computers. . . . . . . . . . . . . . . . . .           1,994     1,422
    Leasehold improvements . . . . . . . . . . .               7        31
                                                          ------    ------
                                                           2,459     1,944
    Less accumulated depreciation. . . . . . . .            (871)     (935)
                                                          ------    ------
                                                          $1,588     1,009
                                                          ------    ------

    Depreciation expense was $395,000, $244,000 and $171,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

    The following is a summary of software development costs at March 31, 1997 and 1996 (in thousands):

                                                           1997      1996
                                                          ------    ------
    Purchased software . . . . . . . . . . . . .            $158        99
    Internally developed software. . . . . . . .           2,331     1,577
                                                          ------    ------
                                                           2,489     1,676
    Less accumulated amortization. . . . . . . .            (979)     (752)
                                                          ------    ------
                                                          $1,510       924
                                                          ------    ------

    Amortization expense was $227,000, $89,000 and $157,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

(6) CREDIT FACILITIES

    At March 31, 1996, the Company had a $1.5 million bank line of credit available bearing interest at prime plus 0.75%. There were no borrowings outstanding under the line of credit at March 31, 1996. The line of credit expired August 6, 1996 in accordance with its terms.

    At March 31, 1996, the Company had a $2 million line of credit with a third party which was a result of assuming certain liabilities of MCIS during the merger. The line of credit provided for borrowings in the form of individual notes bearing interest rates ranging from 9.15% to 12.45%. The Company had outstanding borrowings totaling $1,936,000 at March 31, 1996. The Company accrued all interest and penalties due, totaling $519,000 and $260,000 at March 31, 1996 and 1995, respectively, resulting from default by MCIS on the line of credit. The note payable, as well as the accrued interest and penalties, were fully satisfied by the Company on April 1, 1996.

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

    Future minimum lease commitments under operating leases are as follows (in thousands):

    YEAR ENDING MARCH 31,
    ---------------------
    1998 . . . . . . . . . . . . . . . . . . . .            $420
    1999 . . . . . . . . . . . . . . . . . . . .             321
    2000 . . . . . . . . . . . . . . . . . . . .             248
    2001 . . . . . . . . . . . . . . . . . . . .               2
    2002 and thereafter. . . . . . . . . . . . .               -
                                                        --------
       Total . . . . . . . . . . . . . . . . . .            $991
                                                        --------

    Rent expense under operating leases for the years ended March 31, 1997, 1996 and 1995 was $520,000, $363,000 and $264,000, respectively.

(8)  RELATED PARTY TRANSACTIONS

    IT Solutions, Inc. (ITS) is partially owned by certain stockholders of the Company. Prior to April 1, 1996, ITS subleased office space from the Company and purchased office and administrative services from the Company totaling approximately $27,000 and $82,000, which is included as a reduction of general and administrative expenses, during the years ended March 31, 1996 and 1995, respectively. The Company purchased contract software programming services from ITS totaling approximately $500,000, $338,000 and $515,000, capitalized as software development costs or expensed as research and development costs, during the years ended March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997, 1996 and 1995, receivables from ITS were insignificant. There were no payables to ITS at March 31, 1997 and 1996 and payables to ITS at March 31, 1995, which is included in accounts payable, were $193,000.

(9) INCOME TAXES

    Income tax (benefit) expense for the years ended March 31, 1997, 1996 and 1995 consists of the following (in thousands):

                                                  1997      1996      1995
                                                  ----      ----      ----
    Current:
      Federal. . . . . . . . . . . . .              $3         -         3
      State. . . . . . . . . . . . . .              16         -         4
                                                  ----      ----      ----
                                                    19         -         7
    Deferred:
      Federal. . . . . . . . . . . . .              16         -        10
      State. . . . . . . . . . . . . .               5         -       (17)
                                                  ----      ----      ----
                                                    21         -        (7)
                                                  ----      ----      ----
      Total tax expense. . . . . . . .             $40         -         -
                                                  ----      ----      ----

    Income tax expense for the years ended March 31, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% of pretax losses as a result of the following (in thousands):

                                                                                          1997      1996      1995
                                                                                          ----      ----      ----
    Computed expected tax benefit. . . . . . . . . . . . . . . . . . . . . . .           $(823)     (328)     (469)
    Nondeductible expenses and merger cost . . . . . . . . . . . . . . . . . .              87       293        10
    Research credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (196)        -       (82)
    State taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15         -        (9)
    Change in beginning of year valuation allowance. . . . . . . . . . . . . .               -      (114)       57
    Expected tax benefit due to acquisition not includible for tax purposes. .               -       223       369
    Change in valuation allowance due to acquisition . . . . . . . . . . . . .               -       (72)        -
    Losses and credits for which no benefit is taken . . . . . . . . . . . . .             953         -        81
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4        (2)       43
                                                                                          ----      ----      ----
    Total Tax Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $40         -         -
                                                                                          ----      ----      ----


    The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred tax liabilities as of March 31, 1997 and 1996 are as follows (in thousands):

                                                            1997      1996
                                                          ------      -----
     Deferred tax assets:
       Net operating loss. . . . . . . . . . . . . . .    $1,434        88
       Compensated absences. . . . . . . . . . . . . .       105        84
       Research credit carryforwards . . . . . . . . .       401       198
       Capital loss carryforward . . . . . . . . . . .       259       259
       Allowance for bad debts . . . . . . . . . . . .       220        99
       Depreciation. . . . . . . . . . . . . . . . . .        48         -
       MCIS tax accounting method change . . . . . . .       305         -
       Other . . . . . . . . . . . . . . . . . . . . .        16         -
                                                          ------    ------
         Total gross deferred tax assets . . . . . . .     2,788       728
     Less valuation allowance. . . . . . . . . . . . .    (2,076)     (343)
                                                          ------    ------
         Net deferred tax assets . . . . . . . . . . .       712       385
     Deferred tax liabilities:
       Depreciation. . . . . . . . . . . . . . . . . .         -       (69)
       Software costs. . . . . . . . . . . . . . . . .      (712)     (274)
       Unbilled accounts receivable. . . . . . . . . .         -       (42)
                                                          ------    ------
         Total gross deferred tax liabilities. . . . .      (712)     (385)
                                                          ------    ------
         Net deferred tax asset. . . . . . . . . . . .      $  -         -
                                                          ------    ------

     The increase (decrease) in the valuation allowance of approximately $1,733,000, ($123,000) and $57,000 for the years ended March 31, 1997, 1996 and
1995, respectively, was primarily due to the uncertainty regarding the ultimate realization of the gross deferred asset arising from capital losses that are only deductible for tax purposes to the extent of future capital gains and the utilization of net operating losses and research credit carryforwards.

     At March 31, 1997 the Company has federal and state net operating loss carryforwards of approximately $3,800,000 and $1,900,000, respectively. The federal net operating losses expire in 2012 and the state operating losses expire in 2002.

     At March 31, 1997, the Company has research credit carryforwards for federal and California income tax purposes of approximately $227,000 and $174,000, respectively, which are available to offset future taxable income, if any, from 1998 through 2002 for federal and unlimited for California.

     A portion of the operating loss carryforward is attributable to the exercise of nonqualified and disqualified stock options which when realized, will result in approximately $589,000 of deferred tax assets being credited to additional paid in capital.

(10) EMPLOYEE RETIREMENT AND SAVINGS PLAN

     The Company has a qualified 401(k) savings plan. All full time employees with one year of service may defer a portion of their salary. At the discretion of the Board of Directors, the Company may also make a matching contribution for all eligible employees. Contributions by the Company to the plan were approximately $26,000, zero and $17,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

(11) PREFERRED SHARE PURCHASE RIGHTS PLAN

     Pursuant to the Preferred Shares Rights Agreement (the Rights Agreement) dated April 9, 1997, the Company's Board of Directors declared a dividend of one right (the Rights) on each outstanding share of the Company's common stock payable to stockholders of record as of March 14, 1997 and payable in the same ratio as each future common share is issued. The exercise price of the Right shall be $55 per right, and the redemption price shall be $0.01 per right. The Rights are exercisable upon certain events as defined in the Rights Agreement and expire on the earlier of (i) February 26, 2007 or (ii) exchange or redemption of the Rights.

     Series A Preferred purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred will be entitled to an aggregate dividend of 1,000 times the dividend declared per common share. In the event of liquidation, the holders of the Series A Preferred will be entitled to a minimum preferential liquidation payment equal to 1,000 times the aggregate amount to be distributed per share to holders of common shares plus an amount equal to any accrued and unpaid dividends on the Series A Preferred. Each share of Series A Preferred will have 1,000 votes, and will vote together with the common shares. In the event of any merger, consolidation or other transaction in which the common shares are changed or exchanged, each share of Series A Preferred will be entitled to receive 1,000 times the amount received per common share. These rights are protected by certain anti-dilution provisions.

(12)  REDEEMABLE COMMON AND PREFERRED STOCK

     Redeemable securities were comprised of the following (in thousands):

                                                                                             COMMON
                                                             SERIES A  SERIES B  SERIES C     STOCK     TOTAL
                                                             --------  --------  --------    ------     -----
                                                                 PREFERRED STOCK
                                                                 ---------------
 Balance as of March 31, 1995. . . . . . . . . . . . . . .       $922       922     1,000       225     3,069
 Accretion of redeemable preferred stock . . . . . . . . .         32        78         -         -       110
 Redemption. . . . . . . . . . . . . . . . . . . . . . . .       (954)   (1,000)        -         -    (1,954)
 Conversion of Series C preferred stock to common. . . . .          -         -    (1,000)        -    (1,000)
 Termination of redemption obligation on common stock. . .          -         -         -      (225)     (225)
                                                                -----     -----     -----     -----     -----
 Balance as of March 31, 1996 and 1997 . . . . . . . . . .       $  -         -         -         -         -
                                                                -----     -----     -----     -----     -----


    REDEEMABLE PREFERRED STOCK
    SERIES A

    Under a redemption provision, the Company was required to redeem all of the preferred stock based on a formula relating to the Company's gross revenue at prices ranging from $5.00 per share to $6.40 per share, periodically between 1993 and 1996, at which time the balance of the shares of preferred stock, if any, would have been redeemed in full. With the proceeds from the Company's initial public offering, the Company redeemed the remaining outstanding shares.

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

(13) STOCKHOLDERS' EQUITY

(a) Common Stock

    In October 1995, the Board of Directors approved the reincorporation of the Company as a Delaware corporation. The reincorporation resulted in a change in the authorized number of preferred shares from 10,000,000 to 5,000,000 and common shares from 30,000,000 to 50,000,000. The par value for both preferred and common shares changed from no par value to $.001 par value. In addition, the Company's Board of Directors authorized a 1 for 1.419 reverse split of its common stock. All applicable share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect this reincorporation and reverse stock split.

    In December 1995, the Company sold 2,000,000 shares of its common stock in an initial public offering which generated net proceeds of approximately
$23 million. A portion of the proceeds were used to redeem the outstanding Series A and Series B preferred stock.

(b) Stock-Based Compensation Plans

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

    1995 STOCK PLAN

    The Company's 1995 Stock Plan (the "1995 Plan") was adopted in October 1995 and became effective in December 1995. The 1995 Plan provides for the grant of incentive stock options to employees, officers, consultants and directors and for the grant of nonstatutory stock options and stock purchase rights ("Rights") to employees and consultants of the Company. A total of 1,200,000 shares of common stock has been reserved for future issuance under the 1995 Plan. The exercise price of all nonstatutory stock options granted under the 1995 Plan shall be determined by the Administrator. The exercise price of options granted under the 1995 Plan is generally at least equal to the fair market value of the common stock of the Company on the date of grant. However, with respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed ten years. Generally, options vest 20% on the date of grant, and 20% each year thereafter for four years. As of March 31, 1997, there were 293,070 shares available for future grant under the 1995 Plan.

    In conjunction with the MCIS merger, the Company assumed the MCIS stock option plan. Information with respect to this plan has been included in the stock option table below. MCIS's stock option plan was terminated upon consummation of the merger.

    1995 DIRECTOR OPTION PLAN

    The Company's 1995 Director Option Plan (the "Director Plan") was adopted in October 1995 and became effective in December 1995. A total of 50,000 shares of common stock has been reserved for issuance under the Director Plan. The Director Plan, as amended in January 1997, provides for the grant of nonstatutory stock options to certain non-employee directors of the Company ("Outside Directors") pursuant to an automatic, nondiscretionary grant mechanism. The Director Plan provides that each new Outside Director shall be granted a nonstatutory stock option to purchase 15,000 shares of common stock (10,000 shares prior to the January

1997 amendment) upon the date which such person first becomes an Outside Director. Thereafter, each Outside Director shall be automatically granted an option to purchase 5,000 shares of common stock on January 16 of each year (a "Subsequent Option"), if on such date, such Outside Director shall have served on the Company's Board of Directors for at least six (6) months. The Director Plan provides that each initial grant to new Directors will be exercisable three years from the date of grant and the subsequent options will vest immediately. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, but will expire unless exercised within three months following the termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years. As of March 31, 1997, there were 20,000 shares available for future grant under the Director Plan. In addition, the Director Plan was amended in January 1997 to include an annual retainer of $10,000 for Outside Directors, a per meeting fee of $1,000 for Board meetings, and $750 for separately held committee meetings.

    1995 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in October 1995 and became effective in December 1995. A total of 150,000 shares of common stock has been reserved for issuance under the Purchase Plan.

    The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 7 1/2% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of a six month purchase period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years after its effective date. The Board of Directors has authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant. The Company sold 20,382 shares to employees under the Purchase Plan for the year ended March 31, 1997. No shares were sold under the Purchase Plan in prior years. There were 129,618 shares available for future grant under the Purchase Plan at March 31, 1997.

    OPTION PLAN ACTIVITY

    The following table summarizes option activity for the years ended March 31, 1997 and 1996 in the format consistent with SFAS No. 123:

                                                               INCENTIVE STOCK     WEIGHTED
                                                                   OPTIONS         AVERAGE
                                                                  OUTSTANDING   EXERCISE PRICE
                                                               ---------------  ---------------
    Shares reserved at July 25, 1994 (inception) . . .                   -            $    -
    Options granted. . . . . . . . . . . . . . . . . .             250,176                 .57
    Options canceled . . . . . . . . . . . . . . . . .             (17,618)                .57
                                                                ----------            --------
    Balance at March 31, 1995. . . . . . . . . . . . .             232,558                 .57
    Options granted. . . . . . . . . . . . . . . . . .             508,517               10.01
    Options canceled . . . . . . . . . . . . . . . . .             (35,689)               2.22
    Options exercised. . . . . . . . . . . . . . . . .              (6,728)                .68
                                                                ----------            --------
    Balance at March 31, 1996. . . . . . . . . . . . .             698,658                7.36
    Options granted. . . . . . . . . . . . . . . . . .           1,003,204               11.05
    Options canceled . . . . . . . . . . . . . . . . .            (455,999)              15.78
    Options exercised. . . . . . . . . . . . . . . . .            (102,968)               3.85
                                                                ----------            --------
    Balance at March 31, 1997. . . . . . . . . . . . .           1,142,895                7.55
                                                                ----------            --------


    The weighted average fair value of options granted was $7.98 and $6.04 per share for the years ended March 31, 1997 and 1996.

    The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                           OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                           -------------------           -------------------
                              WEIGHTED-
                               AVERAGE       WEIGHTED-                WEIGHTED-
   RANGE OF      NUMBER       REMAINING       AVERAGE      NUMBER      AVERAGE
   EXERCISE   OUTSTANDING    CONTRACTUAL      EXERCISE  OUTSTANDING    EXERCISE
    PRICES      3/31/97          LIFE          PRICE       3/31/97      PRICE
   --------    -----------  -------------    ---------  -----------    --------
  $0.57 - 0.68    202,972            4.6         $0.59       37,652       $0.58
   0.90 - 1.24     25,773            7.9          1.16       12,213        1.07
   4.81 - 6.87    556,426            9.7          5.61       53,335        5.47
   8.00 - 8.00     96,324            5.4          8.00       30,897        8.00
 13.00 - 19.25    185,100            9.0         15.34       70,385       14.70
 19.63 - 23.78     76,300            9.4         22.84       13,240       23.20
                ---------            ---         -----      -------       -----
                1,142,895            8.3          7.55      217,722        8.80
                ---------            ---         -----      -------       -----

    PRO FORMA INFORMATION

    The Company continues to apply APB No. 25 in accounting for its stock-based compensation plans. Accordingly, no compensation has been recognized in the accompanying consolidated statements of operations for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                           YEAR ENDED MARCH 31,
                                                           --------------------
                                                             1997        1996
                                                             ----        ----
    Net loss (IN THOUSANDS). . . . . .      As reported    $(2,461)     (1,077)
                                            Pro forma      $(4,082)     (1,253)
    Net loss per share . . . . . . . .      As reported     $(0.41)      (0.22)
                                            Pro forma       $(0.69)      (0.25)

    The above pro forma amounts include compensation expense for options and purchase rights granted since April 1, 1995, and may not be representative of that to be expected in future years.

    The fair value of each option granted under the option plans and purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996:

                                                 STOCK OPTION PLANS       EMPLOYEE STOCK PURCHASE PLAN
                                                 ------------------       ----------------------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
    Expected volatility. . . . . . . .             95%            95%            95%            95%
    Expected life. . . . . . . . . . .       4.5 years      4.5 years       6 months       6 months
    Risk-free interest rate. . . . . .           6.32%          5.84%          5.05%          5.18%


    A dividend yield of zero was used for each year. The weighted-average fair value of purchase rights granted under the Purchase Plan in fiscal 1997 and 1996 was $2.57 and $8.44 per share, respectively.

(c) Warrants

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

(d) Option Repricing

    On January 16, 1997, the Company offered certain key employees holding options with exercise prices in excess of $12.00 per share, the opportunity to exchange such options for options with an exercise price of $5.625 per share, the fair market value of the Company's stock on that date, provided that such options be subject to a revised four-year vesting schedule beginning on the new grant date. Options to purchase 412,176 shares were so exchanged and are included in fiscal 1997 options granted and canceled.

(14) MAJOR CUSTOMERS

    As of March 31, 1997 and 1996, the Company had a significant contract which covered approximately 50 academic hospitals. This contract, totaling 11% of 1997 and 1996 revenues, was renewed in January 1995 for services to be rendered through March 1998.

    As of March 31, 1995, the Company had three significant contracts; one which covered approximately 50 academic hospitals; the second covered a health system with 13 hospitals; and the third was a consulting engagement. The contract which covered 50 academic hospitals represented 12% of 1995 revenues.

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
MECON, Inc.:

    We have audited the accompanying consolidated balance sheets of MECON, Inc. and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MECON, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                       KPMG Peat Marwick LLP

San Francisco, California
May 19, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in nor were there any disagreements with the Company's accountants on accounting or financial disclosure matters during the two years ended March 31, 1997.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 annual meeting of stockholders.


ITEM 10. EXECUTIVE COMPENSATION

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 annual meeting of stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 annual meeting of stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1997 annual meeting of stockholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 EXHIBIT NUMBER                   EXHIBIT
 --------------                   -------

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

 10.11(2)          Form of Indemnification Agreement
 10.12*(2)         Employment Agreement between the Registrant and Raju
                   Rajagopal dated September 9, 1994
 10.13*(2)         Employment Agreement between the Registrant and Vasu R.
                   Devan dated September 9, 1994
 10.14(2)          Independent Contractor Services Agreement between the
                   Registrant and IT Solutions, Inc.
 10.15(2)          Equity Purchase Agreement among Registrant, ICI Partnership and Thomas Alexander dated May 17, 1995
 10.16(2)          Series A Preferred Stock and Common Stock Exchange and
                   Repurchase Agreement between Registrant and Lutheran Health
                   Services dated January 11, 1993, as amended
 10.17**(2)        Agreement to provide MECON-PEERx Operations Benchmarking
                   Database Services to University Hospital Consortium Service
                   Corporation members revised February 24, 1995
 10.18(2)          Form of MECON-PEERx subscription agreement
 10.19(2)          Form of MECON-OPTIMIS software agreement
 11.1(3)           Computation of per share earnings
 23.1(3)           Consent of KPMG Peat Marwick LLP
 24.1(3)           Power of Attorney
 27.1(3)           Financial Data Schedules

___________

(*) Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB

(**) Confidential treatment requested.

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

    On April 14, 1997, the Company filed a report on form 8-A12G dated April 14, 1997 which announced the registration of certain classes of securities pursuant to section 12(b) or (g) of the Securities Exchange Act of 1934.

    On May 9, 1997, the Company filed a report on form 8-K dated April 17, 1997 which announced certain management changes and a renewed focus on the Company's historical strengths.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 27, 1997

                                  MECON, Inc.

                                  By:    /s/ DAVID J. ALLINSON



                                      Mr. David J. Allinson

        VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER
                     (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

        NAME                                          TITLE                                             DATE
        ----                                          -----                                             ----
  /s/ VASU R. DEVAN          Chairman of the Board, President and Chief Executive Officer          June 27, 1997
  -----------------          (Principal Executive Officer)
   (Vasu R. Devan)

 /s/ DAVID J. ALLINSON       Vice President, Finance and Administration and Chief Financial
 ---------------------       Officer (Principal Financial and Accounting Officer)                  June 27, 1997
  (David J. Allinson)

  /s/ RAJU  RAJAGOPAL        Senior Vice President, Western Region and Director                    June 27, 1997
  -------------------
   (Raju Rajagopal)

                             Director
  --------------------
  (William H. Kimball)

 /s/ WALTER G. KORTSCHAK     Director                                                              June 27, 1997
 -----------------------
  (Walter G. Kortschak)

 /s/ ROBERT MONTGOMERY       Director                                                              June 27, 1997
 ---------------------
  (Robert Montgomery)

   /s/ RICH MCCANN           Director                                                              June 27, 1997
   ---------------
    (Rich McCann)

                             Director
   -------------
   (David Lowe)
