Form 10QSB
period 1997-06-30
MECON INC
filed 1997-08-14
CIK 1002524

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     ____________

                                     FORM 10-QSB

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarter ended June 30, 1997

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File Number:  0-27048
                                     ____________

                                     MECON, INC.

                (Exact name of registrant as specified in its charter)

             Delaware                                          94-2702762
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

                              200 Porter Drive, Suite 100
                             San Ramon, California  94583

         Registrant's telephone number, including area code:  (510) 838-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days                                   X  Yes        No
                                                      ---         ---

The number of shares outstanding of the registrant's Common Stock on August 8, 1997 was

                                   6,021,632 shares

--------------------------------------------------------------------------------

                                     MECON, INC.
                                     FORM 10-QSB


                                  TABLE OF CONTENTS
                                                                            Page
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1997 (Unaudited) and March 31, 1997

         Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 1997 and 1996

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Month period Ended June 30, 1997 and 1996

         Notes to Consolidated Condensed Financial Statements (Unaudited)

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

    Exhibits 11.1  Computation of Earnings per Share
             27.0  Financial Data Schedules

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS


                                     MECON, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                        ASSETS

                                                         JUNE 30,      MARCH 31,
                                                           1997          1997
                                                           ----          ----
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents...................           $ 9,557       $ 9,211
  Securities available-for-sale, at market....             3,548         4,467
  Accounts receivable, net of allowances
   of $484 and $555, respectively............              2,791         2,542
  Unbilled accounts receivable...............                669           886
  Prepaid expenses...........................                378           362
  Other current assets.......................                 62            52
                                                         ----------------------
    Total current assets.....................             17,005        17,520
Property and equipment, net..................              1,533         1,588
Software development costs, net..............              1,609         1,510
Other assets.................................                 14            13
                                                         ----------------------
                                                         $20,161       $20,631


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................            $ 1,127       $   978
  Accrued salaries and benefits..............                318           452
  Deferred revenue...........................              1,143         1,058
  Other accrued liabilities..................                219           156
                                                         ----------------------
    Total current liabilities................              2,807         2,644
Long-term obligations, less current portion..                 24            25
                                                         ----------------------
    Total liabilities........................              2,831         2,669
                                                         ----------------------


Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000
   authorized; none issued and outstanding...                  -             -
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 6,021,632 and 6,000,297 issued
   and outstanding, respectively.............                  6             6
  Additional paid-in capital.................             25,083        25,033
  Accumulated deficit........................             (7,759)       (7,077)
                                                         ----------------------
    Total stockholders' equity...............             17,330        17,962
                                                         ----------------------
                                                         $20,161       $20,631


             See accompanying notes to consolidated financial statements.

                                     MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                            1997          1996
                                                            ----          ----
Revenue:
  Subscription and license............................    $2,228       $ 2,502
  Services............................................       977           973
                                                          ----------------------
    Net revenue.......................................     3,205         3,475
Cost of revenue.......................................     1,245         1,211
                                                          ----------------------
    Gross profit......................................     1,959         2,264

Operating costs:
  Research and development............................       660           395
  Sales and marketing.................................       558           846
  General and administrative..........................       845           611
  Reorganization and other special charges............       749           152
                                                          ----------------------
    Total operating costs.............................     2,812         2,004
                                                          ----------------------
Operating Income (loss)...............................      (853)          260
Interest and other income, net........................       171           223
                                                          ----------------------
Income (loss) before provision for taxes..............      (682)          483
Provision for income taxes............................         0           170
                                                          ----------------------
Net Income (loss).....................................      (682)          313
                                                          ----------------------
                                                          ----------------------

Net income (loss) per share...........................    $(0.11)       $ 0.05
                                                          ----------------------
                                                          ----------------------
Shares used to compute net income (loss) per share....     6,022         6,369



             See accompanying notes to consolidated financial statements.

                                     MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                             1997        1996
                                                             ----        ----

Net cash used in operating activities.................      (308)       (2,198)

Cash flows from investing activities:
  Purchase of securities available-for-sale...........    (2,491)            -
  Proceeds from sale or maturities of securities
   available-for-sale.................................     3,410         1,232
  Acquisition of property and equipment...............       (73)         (263)
  Computer software development costs.................      (241)         (168)
                                                          ----------------------
    Net cash used in investing activities.............       605           801

Cash flows from financing activities:
  Repayment of note receivable........................         -        (1,936)
  Proceeds from exercise of stock options and
   employee stock purchase plan.......................        49           174
                                                          ----------------------
    Net cash (used in) provided by financing
      activities......................................        49        (1,762)
                                                          ----------------------
Net (decrease) increase in cash and cash equivalents..       346        (3,159)
Cash and cash equivalents at beginning of period......     9,211        15,205
                                                          ----------------------
Cash and cash equivalents at end of the period........     9,557        12,046
                                                          ----------------------
                                                          ----------------------



             See accompanying notes to consolidated financial statements.

                                     MECON, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    JUNE 30, 1997
                                     (UNAUDITED)




(1) BUSINESS OF THE COMPANY

    MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services are designed to improve the performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2) INTERIM FINANCIAL INFORMATION

    The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year.

(3) MERGER OF MANAGED CARE INFORMATION SYSTEMS, INC.

    On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million which was repaid during the first quarter of fiscal 1997. In addition, the Company recorded merger related charges during the first quarter of fiscal 1997 totaling $152,000. Accordingly, all prior period financial information has been restated.

(4) REORGANIZATION AND OTHER SPECIAL CHARGES

    During the third quarter of fiscal 1997, the Company announced a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic growth objectives. In connection with the implementation of this new corporate structure, the Company recorded pretax charges of $1,459,000 that primarily included $1,337,000 of reorganization charges and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for accounts receivable that management believed would not be collectible. All amounts related to this charge were paid by March 31, 1997, except that at March 31, 1997 there was $249,000 accrued for the doubtful accounts provision. $101,000 of bad debts previously accrued for were written off against the accrual during the first quarter and the remaining accrual balance at June 30, 1997 was $148,000.

During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. As a part of this expense reduction effort, the Company incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. The following table sets forth a description of reorganization expense for the three months ended June 30, 1997 and the liability at June 30, 1997:


                                                                                                       Accrual
                                                       Total       Non-cash    Accrued                   At
Reorganization Cost                                   Expense      Expense     Expense       Paid      6/30/97
-------------------                                   -------      -------     -------       ----      -------
Salaries and termination benefits of thirty-
eight employees                                       $634,000          $0    $634,000     $569,000    $65,000

Relocation and facilities shutdown                      38,000           0      38,000       38,000          0

Professional fees                                       77,000           0      77,000       72,000      5,000

Total                                                 $749,000          $0    $749,000     $679,000    $70,000


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

OVERVIEW


    MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For the three months ended June 30, 1997, approximately 70% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

    On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. ("MCIS") in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million. In addition, the Company recorded special charges of $152,000 for merger-related costs in the first quarter of fiscal 1997. Accordingly, all prior period financial information has been restated.

    The following factors continued to contribute to the Company's performance in first quarter of fiscal 1998. On November 25, 1996, the Company announced plans to complete the integration of MCIS, centralize management of its product development, sales and product support organizations, increase its investment in the development of new products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth. In connection with the implementation of this new corporate structure, the Company recorded pretax charges of $1.5 million in the third quarter of the fiscal 1997 that consisted of $1.3 million of reorganization charges and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and reallocations, severance and related benefits, asset writedowns and a provision for doubtful accounts which was established as a reserve for returns, concessions and
uncollectible accounts.   This reserve was established because the Company
believes its commitment to the development of new products would change the strategic direction of its product lines.

As a result of these integration, reorganization and product transition efforts, revenue and expenses for the third and fourth quarter of fiscal 1997 were adversely affected. Revenue was impacted by declined productivity in the sales force that led to contract signing delays. The effect of such delays was a shortfall in revenue recognized in both the third and fourth quarters of fiscal 1997. This shortfall resulted in incurred operating losses, and accordingly, the Company announced that it would take corrective measures.

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

    Accordingly, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. This reduction was made in an effort to reduce the Company's overall quarterly expenses, and along with the Company's renewed focus on the core markets, return the Company to profitability and growth. As a part of this expense reduction effort, the Company incurred a reorganization charge of $749,000 during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns.

    The Company's revenue has decreased primarily due to reduced productivity in the sales force as a result of the reorganization in the third quarter of fiscal 1997. The Company's revenue is primarily derived from direct sales to end users.

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

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenue for the period indicated:

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1997          1996
                                                         ----          ----
Revenue:
  Subscription and license.........................       70%           72%
  Services.........................................       30%           28%
                                                     ---------------------------
    Net revenue....................................      100%          100%
Cost of revenue....................................       39%           35%
                                                     ---------------------------
Gross Profit.......................................       61%           65%
Operating costs:
  Research and development.........................       21%           11%
  Sales and marketing..............................       17%           24%
  General and administrative.......................       26%           18%
  Reorganization and other special charges.........       23%            4%
                                                     ---------------------------
    Total operating costs..........................       88%           58%
                                                     ---------------------------
Operating income (loss)............................     (27)%            7%
Interest and other income, net.....................        5%            6%
                                                     ---------------------------
Income (loss) before provision for income taxes....     (22)%           13%
Provision for income taxes.........................         -            5%
                                                     ---------------------------
Net Income (loss)..................................     (22)%            8%


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

REVENUE

    Revenue for the three months ended June 30, 1997 decreased 9% to $3.2 million compared to $3.5 million for the comparable period in the prior year. Subscription and license revenue for the three months ended June 30, 1997 decreased 12% to $2.2 million compared to $2.5 million for the comparable period in the prior year and accounted for essentially all of the revenue decrease. This decrease was primarily due to decreased revenue from new MECON-Action*Point license fees. Service revenue for the three months ended June 30, 1997 remained essentially unchanged but increased to 30% of total revenue compared to 28% for the comparable period in the prior year. The company anticipates services revenue continuing to increase as a percent of total revenues. This anticipated increase is primarily due to the Company's current strategy of expanding support services, such as training programs and consulting projects, that build relationships with customers and enhances benefits they derive from the Company's products.

COST OF REVENUE

    Cost of revenue for the three months ended June 30, 1997 remained constant at $1.2 million primarily due the reduction in staffing to historical levels as a result of the Company's reduction in workforce during the three months ended June 30, 1997. Cost of revenue for the three months ended June 30, 1997 included $142,000 in amortization expense from the capitalization of software development costs compared to $24,000 for the comparable period in the prior year. Cost of revenue for the three months ended June 30, 1997 increased to 39% of total revenue compared to 35% for the comparable period in the prior year, primarily due to higher fixed costs associated with the amortization of software development costs compared to the comparable period in the prior year.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the three months ended June 30, 1997 increased 67% to $660,000 compared to $240,000 for the comparable period in the prior year, primarily due to the addition of technical and programming personnel related to new product development. During the three months ended June 30, 1997 approximately $240,000 was capitalized for internally developed software related to product development compared to $168,000 for the comparable period in the prior year. Research and development expenses for the three months ended June 30, 1997 increased to 21% of revenue compared to 11% for the comparable period in the prior year, primarily due to an increased commitment to new product development in advance of related revenues.

SALES AND MARKETING

    Sales and marketing expenses for the three months ended June 30, 1997 decreased 34% to $558,000 compared to $846,000 for the comparable period in the prior year. This decrease was primarily due to the reduction in staffing in marketing as a result of the Company's reduction in workforce and the significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for the three months ended June 30, 1997 decreased to 17% of revenue compared to 24% for the comparable period in the prior year, primarily due to personnel reductions in the marketing department and reduced marketing activities.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the three months ended June 30, 1997 increased 38% to $845,000 compared to $611,000 for the comparable period in the prior year, primarily due to increased management staffing, depreciation and general expenses related to being a public company. General and administrative expenses for the three months ended June 30, 1997 increased to 26% of revenue compared to 18% of revenue for the comparable period in the prior year, primarily due to the aforementioned factors.

REORGANIZATION AND OTHER SPECIAL CHARGES

    Reorganization and other special charges for the three months ended June
30, 1997 increased to $749,000 compared to $152,000 for the comparable period in the prior year, primarily due to the Company's reorganization plan to reduce its workforce by 38 employees announced during the three months ended June 30, 1997. This is compared to merger costs associated with the integration of the Company's wholly-owned subsidiary, MCIS, during the comparable period in the
prior year.   The reorganization charge incurred during the three months ended
June 30, 1997 was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. Of the total $749,000 reorganization costs incurred, $679,000 was paid during the first quarter and $70,000 was accrued at June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company financed its operations primarily through sales of preferred and common stock. On December 7, 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. The offering yielded $23 million in net proceeds to the Company. At June 30, 1997, the Company's cash, cash equivalents and securities available-for-sale decreased by $600,000 to $13.1 million compared to $13.7 million at March 31, 1997 primarily as a result of the cash payments made related to the reorganization charge incurred in connection with the Company's corporate reorganization. The Company used approximately $308,000 in operating activities for the three months ended June 30, 1997 compared to $2.2 million in the comparable period in the prior year. This improvement was primarily due to increased cash collections. The Company reduced its days of sales outstanding (DSO) in accounts receivable to 75 days at June 30, 1997 from 94 days at June 30, 1996. This improvement increased cash collections by approximately $1.5 million during the three months ended June 30, 1997 compared to the same period in the prior year.

    As of June 30, 1997, the Company had net working capital of $14.2 million, including cash, cash equivalents and securities available-for-sale of $13.1 million. Given the Company's strong cash position as of June 30, 1997, the Company had no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

    The Company believes that with its access to financing sources, strong cash position, and lack of debt, it will be able to adequately fund its cash requirements for at least the next twelve months.

    The Company has a history of operating losses and uncertain profitability. The Company has incurred net losses in fiscal 1995, 1996, 1997 and the first quarter of fiscal 1998. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis, or that it will be able to sustain or increase its revenue growth in future periods. The Company urges review of all risk factors that could cause actual results to differ materially from those projected in any forward-looking statements made by the Company. Readers should carefully review such risk factors set forth in the Company's filings with the Securities and Exchange Commission.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
              None

Item 2.  Changes in Securities
              None

Item 3.  Defaults upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders

              On July 9, 1997, the Company filed a definitive proxy statement pursuant to section 14(a) of the Securities Exchange Act of 1934 to:

         1. Elect five directors to serve for the ensuing year and until their successors are duly elected and qualified.
         2. Ratify the appointment of KPMG Peat Marwick, LLP as independent accountants for the Company for the 1998 fiscal year
         3. Increase the number of shares available under the 1995 Directors Stock Option Plan to 100,000 from 50,000.
         4. Transact such other business as may properly come before the meeting or any adjournment thereof.

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 11.1  Computation of Earnings per Share
Exhibit 27.0  Financial Data Schedules

(b) Reports on Form 8-K

The Company did file the following reports on Form 8-K during the three months ended June 30, 1997:

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

                                       MECON INC.
                                       (Registrant)



Date:  8/14/97                         /s/ Vasu Devan
     ----------                        --------------
                                       Vasu Devan
                                       President and Chief Executive Officer






Date:  8/14/97                         /s/ David J. Allinson
     ----------                        ---------------------
                                       David J. Allinson
                                       Chief Financial Officer