Form 10-Q
period 1997-09-30
MECON INC
filed 1997-11-14
CIK 1002524

--------------------------------------------------------------------------------

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            -----------

                            FORM 10-QSB

(MARK ONE)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF  THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarter ended September 30, 1997

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

The number of shares outstanding of the registrant's Common Stock on November 13, 1997 was

                          6,083,330 shares

--------------------------------------------------------------------------------

                                     MECON, INC.
                                     FORM 10-QSB
                                  SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS
                                                                            Page
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1997 (unaudited) and March 31, 1997

           Consolidated Statements of Operations (unaudited) for the Three and Six Month Periods Ended September 30, 1997 and 1996

           Consolidated Condensed Statements of Cash Flows (unaudited) for the Three and Six Month Periods Ended September 30, 1997 and 1996

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits 11.1  Computation of Net Income (Loss) per Share
                   27.0  Financial Data Schedules

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                                     MECON, INC.
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                              September 30, 1997  March 31, 1997
                                                 (unaudited)
                                              ----------------------------------
                                       ASSETS
Current assets:
  Cash and cash equivalents                          $11,099          $ 9,211
  Securities available-for-sale, at market             2,455            4,467
  Accounts receivable, net of allowances
    of $404 and $555 respectively                      2,996            2,542
  Unbilled accounts receivable                           707              886
  Prepaid expenses                                       364              362
  Other current assets                                   127               52
                                              ----------------------------------

     Total current assets                             17,748           17,520

Property and equipment, net                            1,527            1,588
Software development costs, net                        1,650            1,510
Other assets                                              13               13
                                              ----------------------------------
                                                     $20,938          $20,631
                                              ----------------------------------
                                              ----------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 1,052          $ 1,134
  Accrued salaries and benefits                          366              452
  Deferred revenue                                     1,733            1,058
                                              ----------------------------------

    Total current liabilities                          3,151            2,644

Long-term obligations, less current portion               24               25
                                              ----------------------------------

    Total liabilities                                  3,175            2,669
                                              ----------------------------------
Stockholders' equity:
Preferred stock, $.001 par value 5,000,000
  shares authorized; none issued and
  outstanding                                              -                -

Common stock, $.001 par value; 50,000,000
  shares authorized; 6,000,297, and 6,078,570
  issued and outstanding at September 30,
  and March 31,1997, respectively                          6                6
Additional paid in capital                            25,142           25,033
Accumulated deficit                                   (7.385)          (7,077)
                                              ----------------------------------

    Total stockholders' equity                        17,763           17,962
                                              ----------------------------------

                                                     $20,938          $20,631
                                              ----------------------------------
                                              ----------------------------------

         See accompanying notes to consolidated financial statements

                                      MECON, INC.
                          CONSOLIDATED STATEMENTS OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                        Three months ended     Six months ended
                                           September 30,         September 30,
                                       -----------------------------------------
                                          1997       1996       1997       1996
                                       -----------------------------------------
Revenue:
  Subscription and license              $2,736     $3,472     $4,964     $5,974
  Services                               1,080      1,138      2,057      2,111
                                       -----------------------------------------

    Net revenue                          3,816      4,610      7,021      8,085

Cost of revenue                          1,442      1,500      2,687      2,711
                                       -----------------------------------------

Gross profit                             2,374      3,110      4,334      5,374

Operating costs:
  Research and development                 609        455      1,269        850
  Sales and marketing                      695        925      1,253      1,771
  General and administrative               848        793      1,693      1,404
  Reorganization and other special
    charges                                 -          -         749        152
                                       -----------------------------------------

    Total operating costs                2,152      2,173      4,964      4,177
                                       -----------------------------------------

Operating income (loss)                    222        937       (630)     1,197
                                       -----------------------------------------

Interest and other income, net             173        211        344        434
                                       -----------------------------------------

Income (loss) before provision for
  income taxes                             395      1,148       (286)     1,631
                                       -----------------------------------------

Provision for income taxes                  20        402         20        572
                                       -----------------------------------------

Net income (loss)                       $  375     $  746     $ (306)    $1,059
                                       -----------------------------------------
                                       -----------------------------------------

Net income (loss) per share             $  .06     $ 0.12     $(0.05)    $ 0.17
                                       -----------------------------------------
                                       -----------------------------------------

Shares used in computing net income
  (loss) per share                       6,280      6,366      6,022      6,375
                                       -----------------------------------------
                                       -----------------------------------------



             See accompanying notes to consolidated financial statements

                                      MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)
                                                              Six months ended
                                                               September 30,
                                                           ---------------------
                                                             1997         1996
                                                           ---------------------

Net cash provided by (used in) operating activities        $   420        $(923)
                                                           ---------------------
Cash flows from investing activities:
  Purchase of securities available-for-sale                 (3,517)         (43)
  Proceeds from sale or maturities of securities
    available-for-sale                                       5,529           -
  Acquisition of property and equipment                       (234)        (571)
  Computer software development costs                         (418)        (346)
                                                           ---------------------
    Net cash provided by (used in) investing
      activities                                             1,360         (960)
                                                           ---------------------

Cash flows from financing activities:
  Repayment of bank borrowings                                 -         (1,936)
  Proceeds from issuance of stock options and
    employee purchase plan                                     108          245
                                                           ---------------------
    Net cash provided by (used in) financing
      activities                                               108       (1,691)
                                                           ---------------------
Net increase (decrease) in cash and cash
  equivalents                                                1,888       (3,574)
Cash and cash equivalents at beginning of period             9,211       15,205
                                                           ---------------------
Cash and cash equivalents at end of period                 $11,099      $11,631
                                                           ---------------------
                                                           ---------------------

             See accompanying notes to consolidated financial statements

                                      MECON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


(1) BUSINESS OF THE COMPANY

    MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2) INTERIM FINANCIAL INFORMATION

    The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended March 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the full year.

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

(4)  REORGANIZATION AND OTHER SPECIAL CHARGES

    During the third quarter of fiscal 1997, the Company announced a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic growth objectives. In connection with the implementation of this new corporate structure, the Company recorded pretax charges totaling $1,459,000 that primarily included a $1,337,000 of reorganization charges, and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for accounts receivable that management believed would not be collectible. All amounts related to this charge were paid by March 31, 1997, except that at March 31, 1997 there
was $249,000 accrued for the doubtful accounts provision.   As of September
30, 1997, no accrual remained.

    During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. The following table sets forth a description of the reorganization expense for the six months ended September 30, 1997 and the liability at September 30, 1997:


                                                                                                       Accrual
                                                   Total      Non-cash      Accrued                       At
Reorganization Cost                               Expense     Expense       Expense        Paid        9/30/97
-------------------                               -------     -------       -------        ----        -------
Salaries and termination benefits of
   thirty-eight employees                        $634,000         $0       $634,000      $599,000      $35,000

Relocation and facilities shutdown                 38,000          0         38,000        38,000            0

Professional fees                                  77,000          0         77,000        77,000            0

Total                                            $749,000         $0       $749,000      $714,000      $35,000


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

OVERVIEW

    MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For the six months ended September 30, 1997, approximately 71% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its product and services primarily to individual hospitals with over 100 beds.

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

    The following factors continue to contribute to the Company's performance in the second quarter of fiscal 1998. On November 25, 1996, the Company announced plans to complete the integration of MCIS, centralize management of its product development, sales and product support organizations, increase its investment in the development of new products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth. In connection with the implementation of this new corporate structure, the Company recorded pretax charges of $1.5 million in the third quarter of the fiscal 1997 that consisted of $1.3 million of reorganization charges and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and reallocations, severance and related benefits, asset writedowns and a provision for doubtful accounts which was established as a reserve for returns, concessions and
uncollectible accounts.   This reserve was established because the Company
believed its commitment to the development of new products would change the strategic direction of its product lines.

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

    On April 17, 1997, the Company announced a number of strategic and operational changes intended to improve the Company's financial performance. As a first step, the Company renewed its strategic emphasis on its historical strengths in benchmarking-based cost management solutions and refocused its activities on the core markets served by the Company's MECON-PEERVIEW, MECON-OPTIMIS, MECON-Action-Point and consulting services. The Company believed that additional healthcare market sectors targeted by the Company's increased investments in developing clinical outcomes and patient satisfaction products did represent growth opportunities for the Company. In the future, the Company believed that continued efforts in these areas compromised both its leadership position in benchmark-based cost management solutions and its profitability.

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

    The Company's revenue has decreased primarily due to lower sales of MECON-Action-Point as a result of the reorganization in the third quarter of fiscal 1997. The Company's revenue is primarily derived from direct sales to end users.

    In conjunction with the April 17, 1997 reorganization, the Company's original management team rejoined the Company and adopted a "back-to-basics" strategy which included, among other tactics, selling the Company's existing products into its existing customer base. During the six months ended September 30, 1997, the Company's sales pipeline increased, and as a result, achieved two consecutive quarters with sequential increases in the total value of contracts signed. In the second quarter of fiscal 1998, the total value of contracts signed increased 42% to $4.7 million compared to $3.3 million in the first quarter of fiscal 1998. Similarly, in the first quarter of fiscal 1998, the total value of contracts signed increased 27% to $3.3 million compared to $2.6 million in the fourth quarter of fiscal 1997.

    These sequential increases build the Company's backlog which is defined as the total value of contracts that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. As of September 30, 1997, the Company's backlog increased 9% to $11.7 million compared to $10.7 million at March 31, 1997.

    Approximately 25% to 33% of the Company's quarterly revenue is derived from backlog. The remaining 67% to 75% is generated from contracts signed during that respective quarter. As a result of the sequential increase in contract value signed during the first two quarters of fiscal 1998, the Company achieved sequential revenue increases in the first and second
quarters of fiscal 1998 revenues.   In the second quarter of fiscal 1998,
revenues increased 19% to $3.8 million compared to $3.2 million in the first quarter of fiscal 1998. Similarly, in the first quarter of fiscal 1998, revenues increased 28% to $3.2 million compared to $2.5 million in the fourth quarter of fiscal 1997.

    These sequential revenue increases, coupled with the expense reductions achieved in the April 17, 1997 reorganization, have returned the Company to profitable operations for the three months ended September 30, 1997.

RESULTS OF OPERATIONS

    The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:


                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                      ----------------------------------------
                                                         1997       1996     1997      1996
                                                      ----------------------------------------
Statements of Operations
Revenue:
  Subscription and license...........................     72%       75%       71%       74%
  Services...........................................     28%       25%       29%       26%
                                                      ----------------------------------------
    Net revenue......................................    100%      100%      100%      100%
Cost of revenue......................................     38%       33%       38%       34%
                                                      ----------------------------------------
Gross profit.........................................     62%       67%       62%       66%

Operating costs:
  Research and development...........................     16%       10%       18%       10%
  Sales and marketing................................     18%       20%       18%       22%
  General and administrative.........................     22%       17%       24%       17%
  Reorganization and other special charges...........     -         -         11%        2%
                                                      ----------------------------------------

    Total operating costs............................     56%       47%       71%       51%
                                                      ----------------------------------------
Operating income (loss)..............................      6%       20%       (9%)      15%
Interest and other income, net.......................      5%        5%        5%        5%
                                                      ----------------------------------------
Income (loss) before provision for income taxes......     11%       25%       (4%)      20%
Provision for income taxes...........................      1%        9%        0%        7%
                                                      ----------------------------------------
Net Income (loss)....................................     10%       16%       (4%)      13%


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

    Revenue for the three months ended September 30, 1997 decreased 17% to $3.8 million compared to $4.6 million for the comparable period in the prior year. Subscription and license revenue for the three months ended September 30, 1997 decreased 23% to $2.7 million compared to $3.5 million for the comparable period in the prior year and accounted for essentially all of the revenue decrease. This decrease was primarily due to decreased revenue from new MECON-Action-Point license fees. Service revenue for the three months ended September 30, 1997 remained essentially unchanged at $1.1 million but increased to 28% of total revenue compared to 25% for the comparable period in the prior year. The company anticipates service revenue continuing to increase as a percent of total revenues. This anticipated increase is primarily due to the Company's current strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products.

COST OF REVENUE

    Cost of revenue for the three months ended September 30, 1997 decreased 4% to $1.4 million compared to $1.5 million for the comparable period for the prior year primarily due to the reduction in staffing as a result of the Company's reduction in workforce during the three months ended June 30, 1997 offset by higher amortization of software development costs related to the company's MECON-PEERVIEW 4.0 product. Cost of revenue for the three months ended September 30, 1997 included $157,000 in amortization expense from the capitalization of software development costs compared to $24,000 for the comparable period in the prior year. Cost of revenue for the three months ended September 30, 1997 increased to 38% of total revenue compared to 33% for the comparable period in the prior year, primarily due to higher fixed costs associated with the amortization of software development costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the three months ended September 30, 1997 increased 34% to $609,000 compared to $455,000 for the comparable period in the prior year, primarily due to the addition of technical and programming personnel and facilities space related to new product development. During the three months ended September 30, 1997 approximately $175,000 was capitalized for internally developed software related to product development compared to $178,000 for the comparable period in the prior year.
 Research and development expenses for the three months ended September 30, 1997 increased to 16% of revenue compared to 10% for the comparable period in the prior year, primarily due to an increased commitment to develop the next generation of MECON-PEERVIEW, Version 5.0.

SALES AND MARKETING

    Sales and marketing expenses for the three months ended September 30, 1997 decreased 25% to $695,000 compared to $925,000 for the comparable period in the prior year. This decrease was primarily due to the reduction in staffing in marketing as a result of the Company's reduction in workforce during the three-months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for the three months ended September 30, 1997 decreased to 18% of revenue compared to 20% for the comparable period in the prior year, primarily due to personnel reductions in the marketing department and reduced marketing activities.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the three months ended September 30, 1997 increased 7% to $848,000 compared to $793,000 for the comparable period in the prior year, primarily due to increased management staffing, depreciation and general expenses related to being a public company. General and administrative expenses for the three months ended September 30, 1997 increased to 22% of revenue compared to 17% of revenue for the comparable period in the prior year, primarily due to the aforementioned factors.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

REVENUE

    Revenue for the six months ended September 30, 1997 decreased 14% to $7.0 million compared to $8.1 million for the comparable period in the prior year. Subscription and license revenue for the six months ended September 30, 1997 decreased 17% to $5.0 million compared to $6.0 million for the comparable period in the prior year and accounted for 91% of the revenue decrease. These decreases were primarily due to decreased revenue from new MECON-Action-Point license fees. Services revenue for the six months ended September 30, 1997 remained constant at $2.1 million but increased to 29% of total revenue compared to 26% for the comparable period in the prior year. The company anticipates service revenue continuing to increase as a percent of total revenues. This anticipated increase is primarily due to the Company's current strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products.

COST OF REVENUE

    Cost of revenue for the six months ended September 30, 1997 remained constant at $2.7 million. Although the Company did reduce its workforce in the April 17, 1997 reorganization, the expense reduction related to the reorganization was offset by increased amortization of software development costs related to the company's MECON-PEERVIEW product. Cost of revenue for the six months ended September 30, 1997 included $286,000 in amortization expense from the capitalization of software development expenses compared to $48,000 for the comparable period in the prior year. Cost of revenue for the six months ended September 30, 1997 increased to 38% of total revenue compared to 34% for the comparable period in the prior year, primarily due to higher fixed costs associated with the amortization of software development costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses for the six months ended September 30, 1997 increased 53% to $1.3 million compared to $850,000 for the comparable period in the prior year, primarily due the addition of technical and programming personnel and facilities space related to new product development. During the six months ended September 30, 1997, $415,000 was capitalized for internally developed software related to product development compared to $346,000 for the comparable period in the prior year. Research and development expenses for the six months ended September 30, 1997 increased to 18% of total revenue compared to 10% for the comparable period in the prior year primarily due to an increased commitment to develop the next generation of MECON-PEERVIEW, Version 5.0.

SALES AND MARKETING

    Sales and marketing expenses for the six months ended September 30, 1997 decreased 28% to $1.3 million compared to $1.8 million for the comparable period in the prior year, primarily due to the Company's reduction in workforce during the three-months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for the six months ended September 30, 1997 decreased to 18% of revenue compared to 22% for the comparable period in the prior year, the Company's reduction in workforce during the three-months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the six months ended September 30, 1997 increased 21% to $1.7 million compared to $1.4 million for the comparable period in the prior year, primarily due to increased staffing, facilities expenses and infrastructure expenses related to a public company's operations. General and administrative expenses for the six months ended September 30, 1997 increased to 24% of revenue compared to 17% for the comparable period in the prior year, primarily due to the aforementioned factors.

REORGANIZATION AND OTHER SPECIAL CHARGES

    The reorganization charge incurred during the six months ended September 30, 1997 was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. Of the total $749,000 reorganization costs incurred, $714,000 was paid during the six months ended September 30, 1997 and $35,000 remained accrued and unpaid at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Over the past three years, the Company has financed its operations primarily through sales of preferred and common stock. On December 7, 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. The offering yielded $23 million in net proceeds to the Company. At September 30, 1997, the Company's cash, cash equivalents and securities available-for-sale decreased by $100,000 to $13.6 million compared to $13.7 million at March 31, 1997 primarily as a result of the cash payments made related to the charge incurred in connection with the Company's corporate reorganization. The Company generated $420,000 of cash flow from operating activities for the six months ended September 30, 1997 compared to cash used of $923,000 in the comparable period in the prior year. This improvement was primarily due to increased cash collections. The Company reduced its days of sales outstanding (DSO) in accounts receivable to 71 days at September 30, 1997 from 84 days at September 30, 1996. This improvement increased cash collections by approximately $500,000 during the three months ended September 30, 1997 compared to the same period in the prior year.

    As of September 30, 1997, the Company had net working capital of $14.6 million, including cash, cash equivalents and securities available-for-sale of $13.6 million. Given the Company's strong cash position as of September 30, 1997, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires the presentation of basic earnings per share
(EPS) and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997; earlier application is not permitted. The Company expects that adoption of this statement will not have a material impact on earnings per share as presented in the accompanying consolidated financial statements.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
                           None

Item 2.  Changes in Securities
                           None

Item 3.  Defaults upon Senior Securities
                           None

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on August 12, 1997:(a) The following directors were elected:

    Directors                Votes For      Votes Withheld
    ---------                ---------      --------------

    Vasu R. Devan            5,398,810      251,521
    Raju Rajagopal           5,398,810      251,521
    William H. Kimball       5,398,220      252,111
    Walter G. Kortschak      5,398,810      251,521
    Richard McCann           5,398,810      251,521

(b)  The Stockholders approved the following proposals:

                                         Number of Common Shares Voted
Proposal                             For         Against       Abstain   No Vote
--------                             ---         -------       -------   -------
Ratification of appointment
of KPMG Peat Marwick LLP
as independent accountants        5,476,345      169,136        4,850     0

Amendment to the 1995
Director Option Plan to increase the
number of shares of Common
Stock reserved for issuance
thereunder by 50,000 shares       5,171,361      444,756        16,382    17,832

Item 5.  Other Information
                           None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
      Exhibits 11.1  Computation of Net Income (Loss) per Share
      Exhibits 27.0  Financial Data Schedules

(b) Reports on Form 8-K:
      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MECON INC.
                                       (Registrant)



    Date:  11/14/97                    /s/ Vasu Devan
                                       --------------
                                       Vasu R. Devan
                                       President and Chief Executive Officer





    Date:  11/14/97                    /s/ David J. Allinson
                                       ---------------------
                                       David J. Allinson
                                       Chief Financial Officer