Form 10QSB
period 1997-12-31
MECON INC
filed 1998-02-17
CIK 1002524

-------------------------------------------------------------------------------

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

                      For the quarter ended December 31, 1997

                                         OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File Number:  0-27048
                                    ____________

                                    MECON, INC.

         (Exact name of small business issuer as specified in its charter)

           Delaware                                       94-2702762
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                  Identification Number)

                             200 Porter Drive, Suite 100
                            San Ramon, California  94583
                       (Address of principal executive officers)

         Issuer's telephone number, including area code:  (510) 838-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days          X  Yes        No
                             ---        ---

The number of shares outstanding of the registrant's Common Stock on February 3, 1998 was

                                 6,138,500 shares

Transitional Small Business Disclosure Format (check one):     Yes     X   No
                                                           ---        ---

-------------------------------------------------------------------------------

                                     MECON, INC.
                                     FORM 10-QSB
                                  DECEMBER 31, 1997

                                 TABLE OF CONTENTS

                                                                            PAGE
PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1997 (unaudited) and March 31, 1997                     3

          Consolidated Statements of Operations (unaudited) for the
          Three and Nine Month Periods Ended December 31, 1997 and 1996        4

          Consolidated Condensed Statements of Cash Flows (unaudited) for the
          Nine Month Periods Ended December 31, 1997 and 1996                  5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities and Use of Proceeds                           14

Item 3.   Defaults upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

          Exhibits 11.1  Computation of Earnings (Loss) per Share             15
                   27.0  Financial Data Schedules                             16

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

                                     MECON, INC.
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             December 31, 1997   March 31, 1997
                                                               (unaudited)
                                                             ----------------------------------
                             ASSETS
Current assets:
     Cash and cash equivalents                                      $11,559         $9,211
     Securities available-for-sale, at market                         3,661          4,467
     Accounts receivable, net of allowances of $353 and $555
        at December 31, 1997 and March 31, 1997, respectively         2,583          2,542
     Unbilled accounts receivable                                       532            886
     Other current assets                                               461            414
                                                             ----------------------------------

             Total current assets                                    18,796         17,520

Property and equipment, net                                           1,422          1,588
Software development costs, net                                       1,701          1,510
Other assets                                                             10             13
                                                             ----------------------------------
                                                                    $21,929        $20,631
                                                             ----------------------------------
                                                             ----------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $1,151         $1,134
     Accrued salaries and benefits                                      375            452
     Deferred revenue                                                 1,936          1,058
                                                             ----------------------------------

            Total current liabilities                                 3,462          2,644

Long-term obligations, less current portion                              20             25
                                                             ----------------------------------

            Total liabilities                                         3,482          2,669
                                                             ----------------------------------

Stockholders' equity:
Preferred stock, $.001 par value 5,000,000 shares authorized;
   none issued and outstanding                                            -              -
Common stock, $.001 par value; 50,000,000 shares
   authorized; 6,132,815 and 6,000,297 issued and
   outstanding at December 31 1997 and March 31, 1997,
   respectively                                                           6              6
Additional paid in capital                                           25,350         25,033
Accumulated deficit                                                  (6,909)        (7,077)
                                                             ----------------------------------

             Total stockholders' equity                              18,447         17,962
                                                             ----------------------------------

                                                                    $21,929        $20,631
                                                             ----------------------------------
                                                             ----------------------------------

              See accompanying notes to consolidated financial statements

                                  MECON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     Three months ended              Nine months ended
                                                         December 31,                   December 31,
                                             ---------------------------------------------------------------
                                                  1997                1996           1997          1996
                                               ------------------------------------------------------------
Revenue:
     Subscription and license                    $2,973              $2,163         $7,937         $8,137
     Services                                       924                 889          2,981          3,000
                                               ------------------------------------------------------------
            Net revenue                           3,897               3,052         10,918         11,137

Cost of revenue                                   1,400               1,483          4,087          4,194
                                               ------------------------------------------------------------

Gross profit                                      2,497               1,569          6,831          6,943

Operating costs:
     Research and development                       665                 676          1,934          1,526
     Sales and marketing                            705                 906          1,958          2,677
     General and administrative                     811                 826          2,504          2,135
     Reorganization and other special charges         -               1,459            749          1,706
                                               ------------------------------------------------------------

            Total operating costs                 2,181               3,867          7,145          8,044
                                               ------------------------------------------------------------

Operating income (loss)                             316              (2,298)          (314)        (1,101)
                                               ------------------------------------------------------------

Interest and other income, net                      185                 185            529            619
                                               ------------------------------------------------------------

Income (loss) before provision for income taxes     501              (2,113)           215           (482)
                                               ------------------------------------------------------------

Provision for income taxes                           25                (532)            45             40
                                               ------------------------------------------------------------

Net income (loss)                                  $476             ($1,581)          $170          ($522)
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

Basic earnings (loss) per share                   $0.08              ($0.27)         $0.03         ($0.09)
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

Weighted average common stock outstanding         6,097               5,957          6,041          5,915
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

Diluted earnings (loss) per share                 $0.07              ($0.27)         $0.03         ($0.09)
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

Weighted average common and dilutive potential
   common stock outstanding                       6,456               5,957          6,316          5,915
                                               ------------------------------------------------------------
                                               ------------------------------------------------------------

        See accompanying notes to consolidated financial statements

                                 MECON, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                      Nine months ended
                                                                        December 31,
                                                                 ---------------------------
                                                                      1997            1996
                                                                 ----------------------------
Net cash provided by (used in) operating activities                $  2,124        $(2,275)
                                                                 ----------------------------

Cash flows from investing activities:
     Purchase of securities available-for-sale                       (5,241)             -
     Proceeds from sales or maturities of securities
        available-for-sale                                            6,047            840
     Acquisition of property and equipment                             (283)          (669)
     Computer software development costs                               (616)          (562)
                                                                 ----------------------------

            Net cash used in investing activities                       (93)          (391)
                                                                 ----------------------------

Cash flows from financing activities:
     Repayment of bank borrowings                                         -         (1,940)
     Proceeds from issuance of stock options and
        employee stock purchase plan                                    317            561
                                                                 ----------------------------
            Net cash provided by (used in) financing
                 activities                                             317         (1,379)
                                                                 ----------------------------

Net increase (decrease) in cash and cash
    equivalents                                                       2,348         (4,045)
Cash and cash equivalents at beginning of period                      9,211         15,205
                                                                 ----------------------------
Cash and cash equivalents at end of period                          $11,559        $11,160
                                                                 ----------------------------
                                                                 ----------------------------

             See accompanying notes to consolidated financial statements

                                    MECON, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1997
                                    (UNAUDITED)


(1)  BUSINESS OF THE COMPANY

     MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the full year.

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

(4)  REORGANIZATION AND OTHER SPECIAL CHARGES

     During the third quarter of fiscal 1997, the Company announced a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic growth objectives. In connection with the implementation of this new corporate structure, the Company recorded pretax charges totaling $1,459,000 that primarily included $1,337,000 of reorganization charges and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for accounts receivable that management believed would not be collectible. All amounts related to this charge were paid by March 31, 1997, except that at March 31, 1997 there was $249,000 accrued for the doubtful accounts provision. During the nine months ended December 31, 1997, this reserve was utilized for the write-off of doubtful accounts, and as of December 31, 1997, no accrual remained.

     During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. The following table sets forth a description of the reorganization expense for the nine months ended December 31, 1997 and the liability at December 31, 1997:


                                            Total     Non-cash     Accrued                   Accrual
Reorganization Cost                        Expense     Expense     Expense      Paid        At 12/31/97
-------------------                       --------    --------    ---------    --------    ------------
Salaries and termination benefits of
   thirty-eight employees                 $634,000        $0      $634,000     $599,000      $35,000

Relocation and facilities shutdown          38,000         0        38,000       38,000            0

Professional fees                           77,000         0        77,000       77,000            0

Total                                     $749,000        $0      $749,000     $714,000      $35,000



(5) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

     In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. Accordingly, all prior period EPS have been restated. The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                            Three months ended December 31,
                                                    1997                                 1996
                                    -----------------------------------     --------------------------------------
                                      Income      Shares      Per Share       Income        Shares       Per Share
                                    (Numerator) (Denominator)  Amount        (Numerator)  (Denominator)   Amount
                                    -----------------------------------     --------------------------------------
BASIC EPS

Income (loss) available
  to common stockholders                 $476       6,097        $0.08       ($1,581)         5,957         ($0.27)

EFFECT OF DILUTIVE
   SECURITIES
Stock options                                         359                                         -
                                    -----------------------------------     --------------------------------------

DILUTED EPS
Income (loss) available
  to common stockholders
  + assumed exercises                    $476       6,456        $0.07       ($1,581)         5,957         ($0.27)
                                    -----------------------------------     --------------------------------------
                                    -----------------------------------     --------------------------------------

Options to purchase 277,164 common shares at prices ranging from $8 to $24 and 290,485 common shares at prices ranging from $1 to $24 per share were outstanding during the three months ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented. The options, which expire between October 2004 and December 2006 were still outstanding as of December 31, 1997.

                                                            Nine months ended December 31,
                                                    1997                                 1996
                                    -----------------------------------     --------------------------------------
                                      Income      Shares      Per Share       Income        Shares       Per Share
                                    (Numerator) (Denominator)  Amount        (Numerator)  (Denominator)   Amount
                                    -----------------------------------     --------------------------------------
BASIC EPS
Income (loss) available to
  common stockholders                    $170     6,041      $0.03         ($522)         5,915         ($0.09)

EFFECT OF DILUTIVE
   SECURITIES
Stock options                                       275                                       -
                                    -----------------------------------     --------------------------------------

DILUTED EPS
Income (loss) available to
  common stockholders
  + assumed exercises                    $170     6,316      $0.03         ($522)         5,915         ($0.09)
                                    -----------------------------------     --------------------------------------
                                    -----------------------------------     --------------------------------------

Options to purchase 411,114 common shares at prices ranging from $5 to $24 and 385,807 common shares at prices ranging from $1 to $24 per share were outstanding during the nine months ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. The options, which expire between October 2004 and December 2006 were still outstanding as of December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Except for historical information, the matters discussed in this Report on Form 10-QSB are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such factors include:

   - Variability of quarterly results and seasonality
   - Dependance on principal products
   - Integrity and reliability of database
   - Competition
   - Dependance on strategic relationships
   - Consolidation and uncertainty in the healthcare industry
   - Potential acquisitions
   - Dependance on key personnel

     Additionally, the Company announced, on April 17, 1997, that the original management team had rejoined the Company and adopted a "back-to-basics" strategy, which is discussed below. One tactic supporting this "back-to-basics" strategy is to remain firm on MECON-PEERx pricing related to renewal subscriptions. This tactic may result in certain existing customers not renewing their older, low margin contracts at higher total contract values due to price sensitivity. Termination of customer relationships could result in lower subscription revenues for the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Such factors also include the risk factors listed from time to time in the Company's SEC reports, including but not limited to the report on Form 10-K for the year ended March 31, 1997, and/or Form 10-QSB for the quarter ended September 30, 1997, copies of which are available from the Company's Investor Relations Department. The Company assumes no obligation to update the forward-looking statements included in this Form 10-QSB.

OVERVIEW

     MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For the nine months ended December 31, 1997, approximately 73% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its product and services primarily to individual hospitals with over 100 beds.

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

     The following factors continue to contribute to the Company's performance during fiscal year 1998. On November 25, 1996, the Company announced plans to complete the integration of MCIS, centralize management of its product development, sales and product support organizations, increase its investment in the development of new products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth. In connection with the implementation of this new corporate structure, the Company recorded pretax charges of $1.5 million in the third quarter of fiscal 1997 that consisted of $1.3 million of reorganization charges and a $122,000 charge for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for doubtful accounts which was established as a reserve for returns,
concessions and uncollectible accounts.   This reserve was established because
the Company believed its commitment to the development of new products would change the strategic direction of its product lines.

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

     On April 17, 1997, the Company announced a number of strategic and operational changes intended to improve the Company's financial performance. As a first step, the Company's original management team rejoined the Company and adopted a "back-to-basics" strategy of selling the Company's current products into its current market. Although the Company believed, and still believes, that additional healthcare market sectors targeted by the Company's increased investments in developing clinical outcomes and patient satisfaction products represent growth opportunities for the Company, the Company also believes that continued efforts in these areas compromises both its leadership position in benchmark-based cost management solutions and its profitability.

     Tactics supporting this "back-to-basics" strategy include, but are not limited to, selling the MECON-Total Solution whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx-TM-pricing related to the renewal of older, low margin subscriptions. The MECON-Total Solution is a packaged product offering that includes a MECON-PEERx subscription, MECON-Advisory-TM- and MECON-OPTIMIS-TM-. Such a packaged offering assures the customer achieves and sustains optimum performance by not only receiving benchmarked-based cost management reports but by also receiving MECON's integrated consulting approach of implementing cost reduction opportunities identified by MECON-PEERx and installing MECON-OPTIMIS, the Company's operational cost monitoring software tool.

     Less than 50% of MECON-OPTIMIS customers are subscribers to MECON-PEERx because MECON-OPTIMIS predates MECON-PEERx and many of the early MECON-OPTIMIS customers, on current maintenance agreements, are now sales prospects for the MECON-Total Solution. Additionally, less than 10% of MECON-Action*Point-TM- customers are MECON-PEERx subscribers because the Company only recently began integrating the selling of MECON-Action*Point, its only clinical product, with its operational cost management products. Therefore, a cross-selling opportunity exists that has become a tactic of the "back-to-basics" strategy.

     Many of the older multi-year MECON-PEERx subscriptions were grandfathered at substantially lower prices. The Company has adopted a firm pricing policy to migrate expiring MECON-PEERx subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, the Company is emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During the nine months ended December 31, 1997, the Company renewed essentially all expiring contracts at significantly higher average selling prices. However, as a result of this firm pricing tactic, the Company believes that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During the nine months ended December 31, 1997, this contract totaled 7% of revenue. The original three-year contract, signed in fiscal 1992, was one of the Company's first multi-year contracts, was steeply discounted and hence contributed very low margins. The Company believes that the termination of this contract will not adversely effect earnings.

     As a second step, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. This reduction was made in an effort to reduce the Company's overall quarterly expenses, and along with the Company's renewed focus on its core markets, return the Company to profitability and growth. As a part of this expense reduction effort, the Company incurred a reorganization charge of $749,000 during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns.

     Although the Company's revenue decreased 2% for the nine months ended December 31, 1997 compared to the same period in the prior year, this decrease was primarily as a result of a lack of software sales of MECON-Action-Point and MECON-OPTIMIS during the first two quarters of fiscal 1998. As a result of the renewed focus and restored management team, the Company achieved a resumption of software contracts signed to similar signing rates achieved in quarters prior to the November 25, 1996 reorganization.

     The Company signed $4.9 million in total contract value in the third quarter of fiscal 1998. The third quarter of fiscal 1998 marked the Company's third consecutive quarter with sequential increases in the total value of contracts signed. As a result of these continued increases in the total value of contracts signed, the Company achieved, for the first time in four quarters, year-over-year revenue growth of 28% for the three months ended December 31, 1997 compared to the same period in the prior year.

     These sequential increases continue to build the Company's backlog which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period.

     Approximately 25% to 33% of the Company's quarterly revenue is derived from backlog. The remaining 67% to 75% is generated from contracts signed during that respective quarter. As a result of the sequential increases in contract value signed during the first three quarters of fiscal 1998, the Company has achieved sequential revenue increases in the first, second and third quarters of fiscal 1998. These sequential revenue increases, coupled with strong expense controls since the reductions achieved in the April 17, 1997 reorganization, have returned the Company to profitability, excluding the reorganization charge in the first quarter of fiscal 1998, for the third consecutive quarter.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         DECEMBER 31,               DECEMBER 31,
                                      ----------------------------------------------
                                          1997     1996        1997         1996
                                      ----------------------------------------------
 Statements of Operations
 Revenue:
     Subscription and license........     76%       71%        73%           73%
     Services........................     24%       29%        27%           27%
                                      ----------------------------------------------
          Net revenue................     100%      100%       100%          100%
 Cost of revenue.....................     36%       49%        37%           38%
                                      ----------------------------------------------

 Gross profit........................     64%       51%       63%            62%
 Operating costs:
     Research and development........     17%       22%        18%           14%
     Sales and marketing.............     18%       30%        18%           24%
     General and administrative......     21%       27%        23%           19%
     Reorganization and other
          special charges............      0%       48%         7%           15%
                                      ----------------------------------------------
          Total operating costs......     56%      127%        65%           72%
                                      ----------------------------------------------

 Operating income (loss).............      8%      (75%)       (3%)         (10%)
 Interest and other income, net......      5%        6%         5%            6%
                                      ----------------------------------------------

 Income (loss) before provision for
    income taxes.....................     13%      (69%)        2%           (4%)
 Provision for income taxes..........      1%      (17%)        0%            0%
                                      ----------------------------------------------

 Net Income (loss)...................     12%      (52%)        2%           (5%)

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

REVENUE

     Revenue for the three months ended December 31, 1997 increased 28% to $3.9 million compared to $3.1 million for the comparable period in the prior year. Subscription and license revenue for the three months ended December 31, 1997 increased 37% to $3.0 million compared to $2.2 million for the comparable period in the prior year and accounted for substantially all of the revenue increase. This increase was primarily due to increased revenue from new and renewing MECON-PEERx and MECON-PEERVIEW subscriptions. Service revenue for the three months ended December 31, 1997 increased 4% to $924,000 compared to $889,000 for the comparable period in the prior year. This increase is primarily due to the Company's current strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products.

COST OF REVENUE

     Cost of revenue for the three months ended December 31, 1997 decreased 6% to $1.4 million compared to $1.5 million for the comparable period in the prior year primarily due to the implementation of cost-cutting measures relating to travel and telephone infrastructure, as well as the continued maintenance of the Company's reduction in workforce that occurred during the three months ended June 30, 1997, offset by higher amortization of software development costs related to the Company's MECON-PEERVIEW 4.0 product. Cost of revenue for the three months ended December 31, 1997 included $147,000 in amortization expense from the capitalization of software development costs compared to $41,000 for the comparable period in the prior year. Cost of revenue for the three months ended December 31, 1997 decreased to 36% of total revenue compared to 49% for the comparable period in the prior year, primarily due to current year benefits from the prior year reduction in workforce. The Company anticipates cost of revenue to increase in absolute dollars due to the increase in amortization as the next generation of products are released and the anticipated hiring of product delivery personnel.


RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended December 31, 1997 decreased 2% to $665,000 compared to $676,000 for the comparable period in the prior year, primarily due to the replacement of more expensive outside consultants with technical and programming personnel, offset by additional facilities space related to new product development. During the three months ended December 31, 1997 approximately $199,000 was capitalized for internally developed software related to product development compared to $159,000 for the comparable period in the prior year. Research and development expenses for the three months ended December 31, 1997 decreased to 17% of revenue compared to 22% for the comparable period in the prior year. While the dollars spent as a percentage of revenue decreased, the absolute dollars spent remained relatively consistent as the Company continues to develop the next generation of MECON-PEERVIEW, Version 5.0, through late fiscal 1999, and accordingly, the Company anticipates research and development spending to increase nominally in absolute dollars.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended December 31, 1997 decreased 22% to $705,000 compared to $906,000 for the comparable period in the prior year. This decrease was primarily due to the current year benefits of the Company's reduction in workforce that occurred during the three months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for the three months ended December 31, 1997 decreased to 18% of revenue compared to 30% for the comparable period in the prior year, primarily due to personnel reductions in the marketing department and reduced marketing activities. The Company anticipates sales and marketing expenses to increase in absolute dollars due to the increase in marketing efforts.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended December 31, 1997 decreased 2% to $811,000 compared to $826,000 for the comparable period in the prior year, primarily due to the implementation of certain cost-cutting measures relating to travel, telephone infrastructure and directors and officers' insurance. General and administrative expenses for the three months ended December 31, 1997 decreased to 21% of revenue compared to 27% of revenue for the comparable period in the prior year, primarily due to the aforementioned factors. The Company anticipates general and administrative expenses to increase nominally in absolute dollars due to depreciation and amortization and a new corporate wide training program.

REORGANIZATION AND OTHER SPECIAL CHARGES

     The reorganization and other special charges incurred during the three months ended December 31, 1996 were incurred as a result of an aborted acquisition and implementing a new corporate structure, which was primarily comprised of shutting down satellite offices, employee reassignment and relocation, severance and related benefits, asset writedowns and a provision for doubtful accounts related to one of the Company's product lines.


NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

REVENUE

     Revenue for the nine months ended December 31, 1997 decreased 3% to $10.9 million compared to $11.1 million for the comparable period in the prior year. Subscription and license revenue for the nine months ended December 31, 1997 decreased 2% to $7.9 million compared to $8.1 million for the comparable period in the prior year and accounted for essentially all of the decrease. These decreases were primarily due to decreased revenue from new MECON-Action-Point license fees. Services revenue for the nine months ended December 31, 1997 remained constant at $3.0 million and 27% of total revenue from the comparable period in the prior year. The Company anticipates service revenue to increase as a percentage of total revenues due to the Company's current strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products.

COST OF REVENUE

     Cost of revenue for the nine months ended December 31, 1997 decreased 2% to $4.1 million compared to $4.2 million for the comparable period in the prior year. Although the Company did reduce its workforce in the April 17, 1997 reorganization, the expense reduction related to the reorganization was offset by increased amortization of software development costs related to the Company's MECON-PEERVIEW product. Cost of revenue for the nine months ended December 31, 1997 included $433,000 of amortization expense from the capitalization of software development expenses compared to $89,000 for the comparable period in the prior year. Cost of revenue for the nine months ended December 31, 1997 decreased to 37% of total revenue compared to 38% for the comparable period in the prior year, primarily due to the aforementioned factors.


RESEARCH AND DEVELOPMENT

     Research and development expenses for the nine months ended December 31, 1997 increased 27% to $1.9 million compared to $1.5 million for the comparable period in the prior year, primarily due to the addition of technical and programming personnel and facilities space related to new product development. During the nine months ended December 31, 1997, $614,000 was capitalized for internally developed software related to product development compared to $505,000 for the comparable period in the prior year. Research and development expenses for the nine months ended December 31, 1997 increased to 18% of total revenue compared to 14% for the comparable period in the prior year primarily due to an increased commitment to develop the next generation of MECON-PEERVIEW, Version 5.0.

SALES AND MARKETING

     Sales and marketing expenses for the nine months ended December 31, 1997 decreased 27% to $2.0 million compared to $2.7 million for the comparable period in the prior year, primarily due to the Company's reduction in workforce during the three months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for the nine months ended December 31, 1997 decreased to 18% of revenue compared to 24% for the comparable period in the prior year, primarily due to the Company's reduction in workforce during the three-months ended June 30, 1997 and a significant decrease in advertising, tradeshow participation and travel.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the nine months ended December 31, 1997 increased 17% to $2.5 million compared to $2.1 million for the comparable period in the prior year, primarily due to increased staffing, facilities expenses and infrastructure expenses related to a public company's operations. General and administrative expenses for the nine months ended December 31, 1997 increased to 23% of revenue compared to 19% for the comparable period in the prior year, primarily due to the aforementioned factors.


REORGANIZATION AND OTHER SPECIAL CHARGES

     The reorganization charge incurred during the nine months ended December 31, 1997 was primarily comprised of employee outplacement, severance and related benefits as well as employee reassignment, relocation and additional costs associated with facility shutdowns. Of the total $749,000 reorganization costs incurred, $714,000 was paid during the nine months ended December 31, 1997 and $35,000 remained accrued and unpaid as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past three years, the Company has financed its operations primarily through sales of preferred and common stock. On December 7, 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. The offering yielded $23 million in net proceeds to the Company. At December 31, 1997, the Company's cash, cash equivalents and securities available-for-sale increased by $1.5 million to $15.2 million compared to $13.7 million at March 31, 1997 primarily as a result of strong cash collections and cash management. The Company generated $2.1 million of cash flow from operating activities for the nine months ended December 31, 1997 compared to cash used of $2.3 million in the comparable period in the prior year. This improvement was primarily due to increased cash collections augmented by strong cash management. The Company reduced its days of sales outstanding (DSO) in accounts receivable to 63 days at December 31, 1997 from 84 days at December 31, 1996. This improvement increased cash collections by approximately
$600,000 during the three months ended December 31, 1997 compared to the same period in the prior year.

     As of December 31, 1997, the Company had net working capital of $15.3 million, including cash, cash equivalents and securities available-for-sale of $15.2 million. Given the Company's strong cash position as of December 31, 1997, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

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

Item 3.  Defaults upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
            None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
       Exhibits 11.1  Computation of Earnings (Loss) per Share
       Exhibits 27.0  Financial Data Schedules

(b) Reports on Form 8-K:
       The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MECON INC.
                                       (Registrant)

Date:  2/17/98                         /s/ Vasu Devan
                                       -----------------------
                                        Vasu R. Devan
                                        President and Chief Executive Officer

Date:  2/17/98                         /s/ David J. Allinson
                                       -----------------------
                                       David J. Allinson
                                       Chief Financial Officer