Form 10KSB
period 1998-03-31
MECON INC
filed 1998-06-29
CIK 1002524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   -----------

                                   FORM 10-KSB

(x)    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                 OF 1934 [Fee Required]
                         For the fiscal year ended March 31, 1998
( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934 [No Fee Required]
                            Commission File Number 0-27048

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

                                     (925) 838-1700
                     Issuer's telephone number, including area code

                                      -----------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

        COMMON STOCK, PAR VALUE $.001                                           NASDAQ
SERIES A PARTICIPATING PREFERRED STOCK, PAR VALUE $.001                         NASDAQ
          (Title of each class)                                (Name of each exchange on which registered)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes (x) No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:.....................    $    15,293,000
State the aggregate market value of the voting stock held by non-affiliates computed using the closing price on
   May 29, 1998 of $9.75 (Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive
   determination for other purposes):........................................    $    39,516,000
The number of shares outstanding of each of the registrant's classes of
   common stock, as of May 29, 1998:.......................................            6,201,068
Transitional Small Business Disclosure Format (check one): Yes ( )  No (x)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS

GENERAL

         MECON, Inc. ("MECON" or the "Company") is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solution offered by MECON comprises data/information products, decision support software and value-added services. The principal focus of the Company's products is to reduce costs and improve efficiency and effectiveness of departmental and clinical operations in the healthcare delivery system. The Company's main product line is based upon a proprietary operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize the Company's database-related products. The Company's customers use the information provided by the operations benchmarking database to quantify, develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

         The need to manage costs more effectively in today's healthcare environment is leading hospitals to seek information which enables them to more accurately measure and evaluate operating and clinical efficiency. Historically, such efforts have been hampered by a lack of adequate benchmark information to identify cost inefficiencies, as well as a lack of integrated advisory services and sufficient decision support tools to implement and maintain cost reductions. Accordingly, there is a need for data, advisory services, and information systems which support long-term cost management strategies through operating efficiencies, labor cost control, supply and materials management, improved clinical practices, re-engineered care delivery processes, improved facilities infrastructure and capital equipment utilization, and general administrative efficiencies.

RECENT DEVELOPMENTS

         At the beginning of fiscal year 1997-98, the Company restructured its organization to re-focus the business on its historical strengths. Using the MECON operations benchmarking database as its foundation, the Company offers information products, decision support software and consulting services that bridge the information gap faced by hospitals and other healthcare providers seeking to reduce costs and improve operating efficiency. The Company's database/information products allow hospital executives, clinicians, and department managers to compare their practices against their peers and best demonstrated practices. This ability, when combined with the Company's consulting services, enables hospitals to become more cost-competitive by quantifying opportunities for immediate cost reduction, developing and implementing short-term and long-term strategies for achieving cost reduction opportunities, adjusting ongoing operating costs consistent with changes in utilization, developing annual resource plans compatible with profit requirements, and measuring actual performance on a regular basis to maintain the gains achieved.

PRODUCTS

         The Company's principal products and services include
MECON-PEERx-TM-, MECON-PEERVIEW-TM-, MECON-OPTIMIS-TM-, MECON-Action-Point-SM-, MECON-Advisory-SM-, MECON-PEER Practice Management Profiler-TM-, and other related analytical products. The foundation of the Company's product line is the MECON operations benchmarking database.

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

         MECON-PEERx-TM- is a subscription-based information product that enables hospitals to compare operational practices against those of the industry's most efficient providers or the members of a customer-defined peer group. The Company believes that the breadth and depth of the information contained in the database, together with the Company's ability to present a wide variety of data types in standard formats that are useful to the customer, make MECON-PEERx-TM- a valuable resource for use in comparative performance analysis or benchmarking. Through operations benchmarking, hospitals and other healthcare providers can compare their operational practices against those of their peers. Benchmarking allows hospitals to identify the "best practices" employed in the industry, facilitates peer networking to learn practices that lead to lower costs, and assists hospitals in restructuring their operations to reduce costs. The Company has developed MECON-PEERx-TM- and its other products and services with the goal of maximizing the value of benchmarking analysis.

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

MECON-PEERx-TM- REPORTS

             The Company prepares a report for each subscriber analyzing the operating cost data collected by the subscriber in light of the peer group and best practice information contained in the MECON database. The following table summarizes the typical types of information provided in the report:

                                 MECON-PEERx-TM-


                      CATEGORIES OF OUTPUT                        SPECIFIC EXAMPLES
                      --------------------                        -----------------
HOSPITAL LEVEL      Cost Ratios                  Cost per Adjusted Discharge, Cost per
                                                     Adjusted Patient Day
                    Productivity Ratios          Full Time Equivalent per Occupied Beds
                    Financial Ratios             Gross Margin, Net Margin, Balance Sheet Ratios
                    Characteristics & Profiles   Location, Type, Services Offered
DEPARTMENT LEVEL    Cost Ratios                  Cost per Unit of Measure, Labor Costs, Other Direct
                                                 Expenses
                    Productivity Ratios          Labor Hours per Unit of Measure, Skill Mix
                    Service Intensity Ratios     Department Utilization per Patient Day or Discharge
                    Practices and Quality Data   Organizational Characteristics, Operational Practices

MECON-PEERVIEW-TM- - A TOOL FOR DATA COLLECTION AND INFORMATION DELIVERY

         In December 1996, MECON-PEERVIEW-TM-, a tool designed to automate data collection and information delivery, was introduced. This product was built using client server technology and a relational database approach. As a complementary product to the MECON-PEERx-TM- product, MECON-PEERVIEW-TM-enables more efficient data collection at the customer location through links with internal information systems and MECON's national benchmark database. Electronic delivery of reports to customers is another key feature of MECON-PEERVIEW-TM-.

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

MECON-Action-Point-SM- - CLINICAL UTILIZATION ANALYSIS SYSTEM

         On March 29, 1996, MECON acquired Managed Care Information Systems, Inc. (MCIS) in a pooling of interest transaction. MCIS's principal product, subsequently renamed MECON-Action-Point-SM-, is a decision support product designed for clinicians and senior level decision makers in the healthcare delivery system. Information provided by MECON-Action-Point-SM- enables physician managers and healthcare administrators to identify, analyze, and improve physician practice patterns using a PC-based Windows-TM- software. The system allows physicians to identify cost, profitability, payor mix, resource utilization, and productivity for each physician. Tracking treatment patterns enables physicians to review how their peers are using hospital resources to meet the needs of their patients. By helping physicians avoid overuse or underuse of resources, it enhances patient satisfaction and safety. It also enables administrators to fine tune the alignment between the mix of services offered and the needs of the population they serve, making operations more efficient and facilitating managed care contracting.

MECON-Advisory-SM- - CONSULTING AND VALUE-ADDED SERVICES

         The Company's principal objective is to produce value to customers from its database and software products through a series of value-added services. Such services include consulting, custom analysis of data, training programs, and benchmarking facilitation services. MECON offers a highly structured approach to consulting services that is designed to improve operations efficiencies and to enable sustainable cost reduction. As a front-end to consulting services, MECON performs an overview assessment using the database in conjunction with additional qualitative information collected through on-site work at the healthcare organization. This provides a detailed assessment of facility- and function-specific cost reduction strategies and tactics. Subsequent to the overview assessment, the Company performs extensive change action planning for clients with the objective of implementing departmental operational change that produces immediate, significant and sustainable cost savings. The Company also offers a training product known as "Benchmarking-in-Action" ("BIA") that is typically sold to current MECON-PEERx-TM- clients.

MECON-PEER Practice Management Profiler-TM- - MEDICAL GROUP OPERATIONS BENCHMARKING DATABASE

         Using the MECON-PEERx-TM- database structure and software platform, MECON has extended its capabilities to meet the needs of the integrated health system with the introduction of a new type of comparative information: the MECON-PEER Practice Management Profiler-TM-. This product provides key financial, clinical and operational performance indicators for medical groups. Internal and external comparisons of medical group operating data will assist these organizations in not only managing unit cost and labor productivity, but also profitability and managed care utilization. The company believes this is the first product of its kind in the industry which goes beyond balance sheet and financial statement comparison and enhances effective resource allocation decisions. The MECON-PEER Practice Management Profiler-TM- reflects the core business for most medical group practices:
Family Practice; Internal Medicine; Primary Care; and OB/GYN.

CUSTOMERS

         Historically, MECON has marketed its products and services to the acute care segment of the hospital market, primarily to the hospital sector of the healthcare industry. Typically, a customer purchases the three-year subscription to MECON-PEERx-TM- as a first step in its effort to control, manage and reduce costs. The Company believes that the implementation of all of the above products has frequently resulted in immediate, significant and sustainable cost benefits to customers.

         MECON's customer base is geographically diverse, including urban and rural healthcare organizations throughout the United States. The Company's customers include for-profit, academic/teaching and non-profit hospitals as well as multi-hospital systems. Revenue from certain member facilities of the University HealthSystem Consortium Services Corporation, one of the Company's largest customers, accounted for approximately 7% of net revenue for fiscal 1998. In January 1998, the Company was informed by this consortium that it has endorsed another vendor for its benchmarking needs. As an alternative to a consortium endorsement, the Company is seeking individual relationships with a number of academic medical centers to supply benchmarking data. The Company will aim to structure such individual relationships to be more profitable.

SALES AND MARKETING

         MECON employs a direct sales and marketing organization which it augments through the efforts of its strategic partner, HBO & Company (HBOC). MECON participates in several national and regional trade shows including the Healthcare Information and Management Systems Society annual conference. The Company uses direct mail, and regionally focused marketing campaigns. Additionally, national healthcare related journals routinely publish case studies and data trends from the MECON database. Furthermore, MECON sponsors client conferences providing case studies, publications, new product introductions and a forum for client networking. The Company also generates a substantial number of leads directly through customer referrals.

STRATEGIC PARTNER

         During fiscal 1998, the Company strengthened its strategic partner relationship with HBOC by renegotiating the partnership agreement. Under the new agreement, both the MECON sales staff and the HBOC Trendstar sales force actively market the MECON-PEERx-TM- product to Trendstar customers. In addition, HBOC completed the development and release of the interface between the MECON-PEERx-TM- and Trendstar products.

PRODUCT DEVELOPMENT

         The Company's product development strategy is directed toward creating new products that leverage the MECON database, enhancing data content in the database, and increasing the functionality of its current products and leveraging technology to automate data collection and information delivery. As part of this strategy, the Company is currently expanding the depth of the data collected from subscribers. Major product releases during fiscal 1998 include the MECON-PEERx Practice Management Profiler-TM-, the MECON-OPTIMIS-TM- release 4.2 and MECON-Action-Point-SM-release 5.0.

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

         The Company's competitors include other providers of operations and financial benchmarking data and products, providers of decision support software systems, large healthcare group purchasing alliances, and management and healthcare consulting firms. As the market for healthcare cost management solutions develops, additional competitors, including other major healthcare information companies not presently offering cost management solutions, may enter the market and competition may intensify. The Company also faces significant competition from internal information services departments at large hospital alliances or from for-profit hospital chains, many of which have developed or may develop benchmarking information or other cost control solutions.

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

EMPLOYEES

         As of March 31, 1998, the Company employed a total of 93 full-time employees, of which 53 were in customer service, 10 in marketing and sales, 18 in research and development and 12 in administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The Company occupies approximately 17,500 square feet of space at its headquarters in San Ramon, California under a lease expiring in January 2000. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of the Company's stockholders in the quarter ended March 31, 1998.

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

PERIOD                                                                                                  HIGH      LOW
------                                                                                                  ----      ----
1997      First quarter ...........................................................................     $30.25    $19.62
          Second quarter...........................................................................     $25.00    $14.62
          Third quarter............................................................................     $25.00     $6.31
          Fourth quarter...........................................................................      $7.12     $3.62
1998      First quarter ...........................................................................      $3.69     $2.06
          Second quarter...........................................................................      $6.38     $3.00
          Third quarter............................................................................      $8.13     $5.44
          Fourth quarter...........................................................................     $11.00     $6.63


         On March 31, 1998 the last reported sale price for the Company's Common Stock on the NASDAQ National Market was $11.00 per share. At March 31, 1998, there were approximately 49 record holders of the Company's Common Stock.

         The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain all available funds and any future earnings for use in the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                                             YEAR ENDED MARCH 31,
                                                                                             --------------------
                                                                            1998       1997         1996        1995       1994
                                                                            ----       ----         ----        ----       ----
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATE)
     STATEMENT OF OPERATIONS:
     Revenue:
        Subscription and license......................................... $ 11,550     $ 9,934    $ 8,037    $ 4,821    $ 2,041
        Services.........................................................    3,523       3,661      3,966      4,047      2,979
                                                                          -----------------------------------------------------
             Net revenue.................................................   15,073      13,595     12,003      8,868      5,020
     Cost of revenue.....................................................    5,495       5,959      4,679      4,129      2,704
                                                                          -----------------------------------------------------
        Gross profit.....................................................    9,578       7,636      7,324      4,739      2,316
                                                                          -----------------------------------------------------
     Operating costs:
        Research and development.........................................    2,603       2,336      1,855      1,647        870
        Sales and marketing..............................................    2,658       3,651      3,349      2,588      1,236
        General and administrative.......................................    3,150       3,172      2,273      1,686      1,254
        Reorganization and other special charges.........................      749       1,706        908       -           -
                                                                          -----------------------------------------------------
             Total operating costs.......................................    9,160      10,865      8,385      5,921      3,360
                                                                          -----------------------------------------------------
        Operating income (loss)..........................................      418      (3,229)    (1,061)    (1,182)   (1,044)
     Interest expense....................................................     -          -           (274)      (224)      (25)
     Interest and other income, net......................................      735         808        368         26         53
     Loss on investment..................................................     -          -           -            -       (180)
                                                                          -----------------------------------------------------
       Income (loss) before provision for income taxes..................     1,153      (2,421)      (967)    (1,380)   (1,196)
     Provision for income tax expense....................................       92          40       -            -        (48)
                                                                          -----------------------------------------------------
     Income (loss) before cumulative effect of accounting change.........    1,061      (2,461)      (967)    (1,380)   (1,244)
     Cumulative effect for change in accounting for income taxes.........     -          -           -            -         (7)
                                                                          -----------------------------------------------------
        Net income (loss)................................................    1,061      (2,461)      (967)    (1,380)   (1,251)
                                                                         ------------------------------------------------------
     Accretion of redeemable preferred stock.............................     -          -           (110)      (173)     (110)
                                                                          -----------------------------------------------------
        Net income (loss) attributable to common stockholders............ $  1,061     $(2,461)   $(1,077)   $(1,553)  $(1,361)
                                                                          -----------------------------------------------------

     Basic earnings (loss) per share                                      $   0.17     $ (0.41)   $ (0.26)   $ (0.44)  $ (0.40)
                                                                          -----------------------------------------------------
     Weighted average common stock outstanding                               6,086       5,936      4,144      3,508     3,371
                                                                          -----------------------------------------------------

     Diluted earnings (loss) per share................................... $   0.17     $ (0.41)   $ (0.26)   $ (0.44)  $ (0.40)
                                                                          -----------------------------------------------------

     Weighted average common and dilutive potential common stock
        outstanding......................................................    6,368       5,936      4,144      3,508     3,371
                                                                          ----------------------------------------------------

                                                                                               MARCH 31,
                                                                                               ---------
                                                                          1998         1997         1996         1995      1994
                                                                          ----         ----         ----         ----      ----
                                                                                            (IN THOUSANDS)
     BALANCE SHEET DATA:
     Cash, cash equivalents and securities available-for-sale........   $16,491     $13,678      $19,980      $1,190      $  513
     Total assets....................................................    23,310      20,631       25,581       4,949       1,936
     Redeemable common and preferred stock...........................       -           -            -         3,069         917
     Long-term debt..................................................       -           -            -         4,949       1,936
     Stockholders' (deficit) equity..................................    19,588      17,962       19,901      (3,223)     (1,609)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN "CERTAIN FACTORS BEARING ON FUTURE RESULTS" AND OTHER REPORTS FILED BY THE COMPANY.


OVERVIEW

         MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For fiscal 1998, approximately 77% of the Company's revenues were derived from database subscriptions and software licenses. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

         On March 29, 1996, the Company merged with Managed Care Information Systems, Inc. (MCIS) in a pooling of interests transaction. In connection with the merger, the Company exchanged 338,155 shares of its common stock for all of the outstanding shares of MCIS, assumed 33,052 common stock options, and assumed a note payable and accrued interest to a third party in the amount of $2.5 million. In addition, the Company recorded special charges of $908,000 for merger-related costs. Accordingly, all prior period financial information has been restated.

         The following factors continue to contribute to the Company's performance during fiscal year 1998. On November 25, 1996, the Company announced plans to complete the integration of MCIS, centralize management of its product development, sales and product support organizations, increase its investment in the development of new products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth. In connection with the implementation of this new corporate structure, the Company recorded pretax charges of $1.7 million in fiscal 1997 that consisted of $1.3 million of reorganization charges and charges of $369,000 for acquisition costs and costs for an aborted acquisition. Included in the reorganization costs were provisions for shutting down two of the Company's satellite offices, employee severance and related benefits, asset writedowns and a provision for doubtful accounts which was established for uncollectible accounts receivable. This reserve was established because the Company believed its commitment to the development of new products would change the strategic direction of its product lines.

         As a result of these integration, reorganization and product transition efforts, revenue and expenses for the third and fourth quarters of fiscal 1997 were adversely affected. Revenue was impacted by declined productivity in the sales force that led to contract signing delays. The effect of such delays was a shortfall in revenue recognized in both the third and fourth quarters of fiscal 1997. This shortfall resulted in incurred operating losses, and accordingly, the Company announced that it would take corrective measures.

         On April 17, 1997, the Company announced a number of strategic and operational changes intended to improve the Company's financial performance. As a first step, the Company's original management team rejoined the Company and adopted a "back-to-basics" strategy of selling the Company's current products into its current market. Although the Company believed, and still believes, that additional healthcare market sectors targeted by the Company's increased investments in developing clinical outcomes and patient satisfaction products did represent growth opportunities for the Company, the Company also believed that continued efforts in these areas compromised both its leadership position in benchmark-based cost management solutions and its profitability.

         Tactics supporting this "back-to-basics" strategy include, but are not limited to, selling the MECON Integrated Solution whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx-TM-pricing related to the renewal of older, low margin subscriptions. The MECON Integrated Solution is a packaged product offering that includes a MECON-PEERx-TM- and MECON-PEER Practice Management Profiler-TM-subscription, MECON-Action-Point-SM-, MECON-Advisory-SM- and MECON-OPTIMIS-TM-. Such a packaged offering is intended to assure that the customer achieves and sustains optimum performance by not only receiving benchmarked-based cost management reports, but by also receiving MECON's integrated consulting approach of implementing cost reduction opportunities identified by MECON-PEERx-TM-, MECON-PEER Practice Management Profiler-TM-, and MECON-Action-Point-SM- and sustaining those reductions by installing MECON-OPTIMIS-TM-, the Company's operational cost monitoring software tool.

         Less than 50% of MECON-OPTIMIS-TM- customers are subscribers to MECON-PEERx-TM- because MECON-OPTIMIS-TM- predates MECON-PEERx-TM- and many of the early MECON-OPTIMIS-TM- customers, on current maintenance agreements, are now sales prospects for the MECON Total Solution. Additionally, less than 10% of the MECON-Action-Point-SM- customers are MECON-PEERx-TM-subscribers because the Company only recently began integrating the selling of MECON-Action-Point-SM-, its only clinical product, with its operational cost management products. Therefore, a cross-selling opportunity exists that has become a tactic of the "back-to-basics" strategy.

         Many of the older multi-year MECON-PEERx-TM- subscriptions were grandfathered at substantially lower prices. The Company has adopted a firm pricing policy to migrate expiring MECON-PEERx-TM- subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, the Company is emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During fiscal 1998, the Company recorded $1.70 in renewal contacts for every $1.00 of expiring contracts. However, as a result of this firm pricing tactic, the Company believes that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During fiscal 1998, this contract totaled 7% of revenue. The original three-year contract, signed in fiscal 1992, was one of the Company's first multi-year contracts, was steeply discounted and hence contributed very low margins. The Company believes that the termination of this contract will not adversely affect earnings.

         As a second step, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. This reduction was made in an effort to reduce the Company's overall quarterly expenses, and along with the Company's renewed focus on its core markets, return the Company to profitability and growth. As a part of this expense reduction effort, the Company incurred a reorganization charge of $749,000 during the first quarter of fiscal 1998. This charge was primarily comprised of employee outplacement, severance and related benefits relocation and additional costs associated with facility shutdowns.

         The Company signed $17.1 million in total contract value during fiscal 1998, compared to $15.2 million during fiscal 1997. This increase in contract signings continues to build the Company's backlog which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. At March 31, 1998, the Company's contract backlog stood at $12.7 million, an increase of 19% over the prior fiscal year.

         Approximately 25% to 33% of the Company's quarterly revenue is derived from backlog. The remaining 67% to 75% is generated from contracts signed during that respective quarter. The Company has achieved sequential revenue increases throughout fiscal 1998. These sequential revenue increases, coupled with strong expense controls since the reductions achieved in the April 17, 1997 reorganization, have returned the Company to profitability, excluding the reorganization charge in the first quarter of fiscal 1998, for the fourth consecutive quarter.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net revenue for the period indicated:

                                                                         FISCAL YEAR ENDED MARCH 31,
                                                                           1998     1997      1996
                                                                           ----     ----      ----
STATEMENTS OF OPERATIONS:
Revenue:
   Subscription and license...........................................      77%      73%        67%
   Services...........................................................      23%      27%        33%
                                                                         ------------------------
      Net revenue.....................................................     100%     100%       100%
Cost of revenue.......................................................      36%      44%        39%
                                                                         ------------------------
Gross profit..........................................................      64%      56%        61%
Operating costs:
   Research and development...........................................      17%      17%        15%
   Sales and marketing................................................      18%      27%        28%
   General and administrative.........................................      21%      23%        19%
   Reorganization and other special charges...........................       5%      13%         8%
                                                                         ------------------------
      Total operating costs...........................................      61%      80%        70%
                                                                         ------------------------
Operating income (loss)...............................................       3%    (24)%       (9)%
Interest expense......................................................       -       -         (2)%
Interest and other income, net........................................       5%      6%          3%
                                                                         ------------------------
Income (loss) before provision for income taxes.......................       8%   (18)%        (8)%
Provision for income tax expense......................................       1%      -          -
                                                                         ------------------------
Net income (loss).....................................................       7%   (18)%        (8)%
                                                                         -------------------------
Accretion of redeemable preferred stock...............................       -       -         (1)%
Net income (loss) attributable to common stockholders.................        7%   (18)%       (9)%
                                                                         -------------------------

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUE

         Revenue for fiscal 1998 increased 11% to $15.1 million compared to $13.6 million for fiscal 1997. Subscription and license revenue for fiscal 1998 increased 16% to $11.6 million compared to $9.9 million for fiscal 1997 and accounted for essentially all of the increase. This increase was primarily due to increases in renewing subscribers, an increased base of recurring revenue from multi-year subscription contracts sold in prior years and an increase in value added services related to MECON-PEERx-TM-. Services revenue for fiscal 1998 decreased 4% to $3.5 million compared to $3.7 million in fiscal 1997. Although services revenue decreased, the Company anticipates service revenue will increase as a result of the Company's current strategy of expanding services, such as training programs and consulting projects, that build relationships with customers and enhance benefits that customers derive from the Company's products.

COST OF REVENUE

         Cost of revenue for fiscal 1998 decreased 8% to $5.5 million compared to $6.0 million for fiscal 1997, primarily due to the reduction in workforce during the April 17, 1997 reorganization, offset by an increase in amortization of software development costs related to the Company's MECON-PEERVIEW product. Cost of revenue for fiscal 1998 included $580,000 in amortization expense from the capitalization of software development expenses compared to $227,000 for fiscal 1997. Cost of revenue for fiscal 1998 decreased to 36% of total revenue compared to 44% for fiscal 1997, primarily due to the aforementioned factors.

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 1998 increased 11% to $2.6 million compared to $2.3 million for fiscal 1997, primarily due to the development of MECON-OPTIMIS Release 4.2, MECON-Action-Point Release 5.0 and MECON-PEERVIEW Version 5.0's functional specifications. During fiscal 1998, approximately $832,000 was capitalized for internally developed software related to product development and internal databases supporting company products. Although research and development expenses remained constant at 17% of revenue for both fiscal 1998 and 1997, the dollar amount increased due to a continued commitment to develop the next generation of MECON-PEERVIEW, Version 5.0.

SALES AND MARKETING

         Sales and marketing expenses for fiscal 1998 decreased 27% to $2.7 million compared to $3.7 million for fiscal 1997, primarily due to the Company's reduction in workforce during the three months ended June 30, 1997, coupled with a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for fiscal 1998 decreased to 18% of revenue compared to 27% for fiscal 1997, primarily due to the aforementioned factors.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for fiscal 1998 remained relatively constant at $3.2 million. General and administrative expenses for fiscal 1998 decreased to 21% of revenue compared to 23% for fiscal 1997, primarily due to the increase in revenue and the implementation of certain cost-cutting measures relating to travel, telephone infrastructure and directors and officers' insurance, as well as a decrease in bad debt expense, rent expense and professional services expense.

REORGANIZATION AND OTHER SPECIAL CHARGES

         Reorganization and other special charges for fiscal 1998 decreased 56% to $749,000 compared to $1.7 million for fiscal 1997. The reorganization charge for fiscal 1998 was primarily due to the Company's reorganization plan announced in the first quarter of fiscal 1998 that consisted of employee severance costs related to the termination of 38 employees. The reorganization charge for fiscal 1997 was primarily due to the Company's reorganization in the third quarter of fiscal 1997 that consisted of $1.3 million related to centralizing the management of product development, sales and product support organizations. The remaining $369,000 related to an aborted acquisition and costs associated with the prior year merger. Of the total $749,000 reorganization costs incurred for fiscal 1998, $714,000 was paid during fiscal 1998 and $35,000 remained accrued and unpaid as of March 31, 1998 and all amounts related to the 1997 charge had been paid.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUE

         Revenue for fiscal 1997 increased 13% to $13.6 compared to $12.0 million for fiscal 1996. Subscription and license revenue for fiscal 1997 increased 24% to $9.9 compared to $8.0 million for fiscal 1996 and accounted for essentially all of the revenue growth. This increase was primarily due to increased revenue from new MECON-PEERx-TM- subscription contracts and MECON-Action-Point-SM- license fees. Service revenue for fiscal 1997 decreased 8% to $3.7 million compared to $4.0 million for fiscal 1996. This decrease was primarily due to a decrease in consulting revenue reflective of the Company's continued shift in focus to product sales from consulting services.

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

REORGANIZATION AND OTHER SPECIAL COSTS

         Reorganization and other special costs for fiscal 1997 increased 88% to $1.7 million compared to $908,000 for fiscal 1996, primarily due to the Company's reorganization plan announced in the third quarter of fiscal 1997. The reorganization plan called for centralizing the management of product development, sales and product support organizations. In connection with this reorganization, the Company recorded a special pretax charge totaling $1.7 million that primarily included a $1.3 million charge for costs associated with the reorganization, and charges of $369,000 for an aborted acquisition and additional acquisition costs. Included in the costs associated with the reorganization were provisions for shutting down two of the Company's satellite offices, employee severance and related benefits, asset writedowns and a provision for accounts receivable that management believed would not be collectible. This reserve was established because the Company believed its commitment to the development of new products would change the strategic direction of its product lines. Reorganization and other special costs of $908,000 for fiscal 1996 primarily included costs of the MCIS merger. Included in the merger costs were closing costs, professional fees, and other direct costs related to the merger.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net for fiscal 1997 increased 120% to $808,000 compared to $368,000 for fiscal 1996, primarily due to larger cash balances during fiscal 1997 from the continued investment of the net proceeds received from the initial public offering of the Company's common stock in December, 1995.

QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly financial data for fiscal 1997 and fiscal 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                                   FISCAL YEAR 1997                       FISCAL YEAR 1998
                                                                   ----------------                       ----------------
                                                           Q1       Q2        Q3        Q4        Q1        Q2       Q3        Q4
                                                           --       --        --        --        --        --       --        --
                                                                                       (IN THOUSANDS)
Revenue:
Subscription and license.............................    2,502    3,472     2,163     1,797    2,228      2,736     2,973     3,613
Services.............................................      973    1,138       889       661      977      1,080       924       542
                                                        ---------------------------------------------------------------------------
   Net revenue.......................................    3,475    4,610     3,052     2,458    3,205     3,816      3,897     4,155
Cost of revenue......................................    1,211    1,500     1,483     1,765    1,245     1,442      1,400     1,408
                                                        ---------------------------------------------------------------------------
Gross profit.........................................    2,264    3,110     1,569       693    1,960     2,374      2,497     2,747
                                                        ---------------------------------------------------------------------------
Total operating costs................................    2,004    2,173    3,867*     2,821    2,812**   2,152      2,181     2,015
Operating income (loss)..............................      260      937   (2,298)    (2,128)    (852)      222        316       732
Net income (loss) attributable to common stockholders      313      746   (1,581)    (1,939)    (681)      375        476       891
                                                        ---------------------------------------------------------------------------

-----------
*        Includes $1.5 million in reorganization and aborted acquisition costs.
**       Includes $749,000 in reorganization costs.


                                                                   FISCAL YEAR 1997                       FISCAL YEAR 1998
                                                                   ----------------                       ----------------
                                                            Q1       Q2        Q3       Q4        Q1       Q2        Q3       Q4
                                                            --       --        --       --        --       --        --       --
Revenue:
Subscription and license..............................      72%       75%      71%      73%       70%       72%      76%     87%
Services..............................................      28%       25%      29%      27%       30%       28%      24%     13%
                                                         -----------------------------------------------------------------------
   Net revenue........................................     100%      100%     100%     100%      100%      100%     100%    100%
Cost of revenue.......................................      35%       33%      49%      72%       39%       38%      36%     34%
                                                         -----------------------------------------------------------------------
Gross margin..........................................      65%       67%      51%      28%       61%       62%      64%     66%
                                                         -----------------------------------------------------------------------
Total operating costs.................................      57%       47%     127%     115%       88%       56%      56%     48%
Operating income (loss)...............................       8%       20%     (75%)    (87%)     (27%)       6%       8%     18%
Net income (loss) attributable to common stockholders.       9%       16%     (52%)    (79%)     (21%)      10%      12%     21%
                                                         -----------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         On December 7, 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. The offering yielded $23 million in net proceeds to the Company. At March 31, 1998, the Company's cash, cash equivalents and securities available-for-sale increased by $2.8 million to $16.5 million compared to $13.7 million at March 31, 1997, primarily as a result of strong cash collections and cash management. The Company generated $3.5 million of cash flow from operating activities for fiscal 1998 compared to cash used of $2.8 million for fiscal 1997. This improvement was primarily due to increased cash collections augmented by strong cash management. The Company reduced its days of sales outstanding (DSO) in accounts receivable to 63 days at March 31, 1998 from 70 days at March 31, 1997. These improvements resulted from increased cash collections of approximately $3.8 million in fiscal 1998 compared to fiscal 1997.

         As of March 31, 1998, the Company had net working capital of $16.4 million, including cash, cash equivalents and securities available-for-sale of $16.5 million. Given the Company's strong cash position as of March 31, 1998, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

         The Company believes that with its access to financing sources, strong cash position, and lack of debt, it will be able to adequately fund its cash requirements for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will make the required reporting of comprehensive income in its consolidated financial statements in fiscal 1999.

         In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE, which will be effective for financial statements for periods beginning after December 15, 1997, and establishes standards for disclosures about segments of an enterprise. Earlier application is encouraged. The Company will make the required disclosures under SFAS No. 131 in its consolidated financial statements for the fiscal year ending March 31, 1999.

         In October 1997, the AICPA issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning April 1, 1998, and retroactive application to years prior to adoption is prohibited. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. Beginning in fiscal 1998, the Company will recognize revenue in accordance with SOP 97-2. Under its current practice, the Company does not expect a significant impact on recognition of revenue from software transactions upon adoption of SOP 97-2.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

PRICING

         The Company announced, on April 17, 1997, that the original management team had rejoined the Company and adopted a "back-to-basics" strategy. One tactic supporting this "back-to-basics" strategy is to remain firm on MECON-PEERx-TM- pricing related to renewal subscriptions. This tactic may result in certain existing customers not renewing their older, low margin contracts at higher total contract values due to price sensitivity. Termination of customer relationships could result in lower subscription revenues for the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

VARIABILITY OF QUARTERLY RESULTS; SEASONALITY

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: the Company's sales cycle and demand for its products and services; changes in distribution channels; changes in the Company's product mix; the termination of, or a reduction in, subscriptions to the Company's MECON-PEERx-TM- product; the loss of customers due to consolidation in the healthcare industry; customer delays in providing information needed by the Company to complete implementation of, and revenue recognition from, sales of the MECON-PEERx-TM-product; changes in customer budgets; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's growth; the timing of new product introductions and enhancements by the Company and its competitors; marketing and sales promotional activities and trade shows; the unpredictability of revenues from consulting services; and general economic conditions. Accordingly, the Company's operating results for any particular quarterly period may not be indicative of results for future periods. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenue levels. Consequently, if anticipated revenues in any given quarter do not occur as expected, expense levels could be disproportionately high and may result in losses.

         The Company's quarterly results have been, and may continue to be, affected by hospital budgeting practices that cause many discretionary purchase decisions to be made shortly before the budgetary year end, which generally occurs on June 30 or December 31. Consequently, the Company's operating results have been somewhat seasonal.

DEPENDENCE ON PRINCIPAL PRODUCT

         For the fiscal year ended March 31, 1998, approximately 77% of the Company's revenues were derived from subscriptions and licenses to its MECON-PEERx-TM-, MECON-OPTIMIS-TM- and MECON-Action-Point-SM- products. Accordingly, any significant reduction in subscriptions to such product would have a material adverse effect on the Company's business and operating results. Although subscriptions to the MECON-PEERx-TM- database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although the Company has experienced a high customer renewal rate, there can be no assurance that the Company's customers will renew their subscriptions or that any renewal terms will be as favorable to the Company as existing terms.

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

COMPETITION

         The market for healthcare information systems and services is intensely competitive and rapidly changing. The Company's competitors include other providers of operations and financial benchmarking data and services, providers of decision support software systems and management and healthcare consulting firms. Furthermore, other major healthcare information companies not presently offering cost management solutions may enter the markets in which the Company competes. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces significant competition from internal management information services departments of large hospital alliances or for-profit hospital chains, many of which have developed or may develop benchmarking information and other cost control solutions. In addition, increased competitive pressures, among other factors, could lead to lower prices for the Company's products and services, thereby materially adversely affecting the Company's operating results. Accordingly, there can be no assurance that the Company will be able to compete successfully in the future.

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

DEPENDENCE ON STRATEGIC RELATIONSHIPS

         A key element of the Company's business strategy is to develop relationships with leading industry organizations in order to increase the Company's market presence, expand distribution channels and broaden the Company's product line. The Company has one such strategic relationship with HBOC. The Company believes that its success in penetrating new markets for its products and services depends in large part on its ability to maintain this relationship and cultivate additional relationships. There can be no assurance that the Company's existing or future strategic partners will not develop and market products in competition with the Company or otherwise discontinue their relationships with the Company, or that the Company will be able to successfully develop additional strategic relationships.

CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY

         Many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion of the Company's products and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company.

         The healthcare industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of healthcare industry participants. During the past several years, the US healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Several lawmakers have announced that they intend to propose programs to reform the US healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations.

UNCERTAINTY OF ENTRANCE INTO NEW MARKETS

         A substantial majority of the Company's revenues to date have been derived from sales to large hospitals in urban areas. The Company's future success depends in part upon the Company's ability to market its products and services to other healthcare providers, including small and rural hospitals, long-term care facilities, large group medical practices, rehabilitation hospitals and surgical centers. In order to develop the subscriber base necessary for the accumulation of meaningful operations benchmarking data for such new markets, the Company may be required to offer significant price discounts to prospective customers in such markets. In addition, because such providers typically have smaller budgets than the Company's existing customers, entry into new markets may require the Company to offer lower priced versions of its products. Sales of such new products may result in lower gross margins than sales to the Company's existing customer base. Moreover, the entry into such new markets may require the Company to increase substantially its product development, marketing and other expenses. There can be no assurance that the Company will be successful in entering new markets.

NEW PRODUCT DEVELOPMENT

         The Company's future success and financial performance will depend in large part on the Company's ability to continue to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its database and other complementary products and services. Product development has been focused on enhancing existing products or introducing new products and has inherent risks, and there can be no assurance that the Company will be successful in its product development efforts or that the market will continue to accept the Company's existing or new products and services. The Company believes that significant continuing product enhancement and development efforts will be required to sustain the Company's growth. There can be no assurance that the Company will successfully develop, introduce and market new products or product enhancements, or that products or product enhancements developed by the company will meet requirements of healthcare providers and achieve market acceptance.

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel. The Company believes that its future success will also depend upon its ability to attract and retain highly-skilled technical, managerial and marketing personnel. Such individuals are in high demand and often attract competing offers. In particular, the Company's success will depend on its ability to retain the services of its executive officers. The Company will also have an ongoing need to expand its management personnel and support staff. The loss of the services of one or more members of management or key employees, or the inability to hire additional personnel as needed, may have a material adverse effect on the Company.

YEAR 2000

         The Company is reviewing its internal computer systems and product offerings to ensure these systems and offerings are adequately able to address the issues expected to arise in connection with the Year 2000. These issues include the possibility that software which does not have the capacity to recognize four digits in a date field may no longer function properly when use of that date becomes necessary.

         The Company is currently evaluating the status of its products which are not at present Year 2000 compliant and expects to implement programming changes necessary to address Year 2000 issues. The Company is also evaluating its internal systems and expects to implement the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis. The Company is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company expects such modifications to its products and internal systems will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

         The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS


                                   MECON, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                     ASSETS

                                                                                                1998           1997
                                                                                                ----           ----
Current assets:
   Cash and cash equivalents........................................................           $12,647         9,211
   Securities available-for-sale, at market.........................................             3,844         4,467
   Accounts receivable, net of allowances of $308 and $555, respectively............             2,724         2,542
   Unbilled accounts receivable.....................................................               522           886
   Prepaid expenses.................................................................               277           362
   Other current assets.............................................................                81            52
                                                                                         ----------------------------

        Total current assets........................................................            20,095        17,520
Property and equipment, net.........................................................             1,430         1,588
Software development costs, net.....................................................             1,776         1,510
Other assets........................................................................                 9            13
                                                                                         ----------------------------

                                                                                               $23,310        20,631
                                                                                         ----------------------------
                                                                                         ----------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................              $317           601
   Accrued salaries and benefits....................................................               848           452
   Deferred revenue.................................................................             1,741         1,058
   Other accrued liabilities........................................................               796           533
                                                                                         ----------------------------
        Total current liabilities...................................................             3,702         2,644
Long-term obligations, less current portion.........................................                20            25
                                                                                         ----------------------------
        Total liabilities...........................................................             3,722         2,669
                                                                                         ----------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized; none issued and
        outstanding.................................................................                 -             -
   Common stock, $.001 par value; 50,000,000 shares authorized; 6,201,068 and
      6,000,297 issued and outstanding in 1998 and 1997, respectively...............                 6             6
   Additional paid-in capital.......................................................            25,598        25,033
   Accumulated deficit..............................................................            (6,016)       (7,077)
                                                                                         ----------------------------
        Total stockholders' equity..................................................            19,588        17,962
                                                                                         ----------------------------
                                                                                               $23,310        20,631
                                                                                         ----------------------------
                                                                                         ----------------------------

             See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             1998          1997          1996
                                                                                             ----          ----          ----
Revenue:
   Subscription and license..........................................................          $11,550       9,934         8,037
   Services.........................................................................             3,523       3,661         3,966
                                                                                         ----------------------------------------
        Net revenue.................................................................            15,073      13,595        12,003
Cost of revenue.....................................................................             5,495       5,959         4,679
                                                                                         ----------------------------------------
        Gross profit................................................................             9,578       7,636         7,324
                                                                                         ----------------------------------------
Operating costs:
   Research and development.........................................................             2,603       2,336         1,855
   Sales and marketing..............................................................             2,658       3,651         3,349
   General and administrative.......................................................             3,150       3,172         2,273
   Reorganization and other special charges.........................................               749       1,706           908
                                                                                         ----------------------------------------
        Total operating costs.......................................................             9,160      10,865         8,385
                                                                                         ----------------------------------------
Operating income (loss).............................................................               418      (3,229)       (1,061)
Interest expense....................................................................                 -           -          (274)
Interest and other income, net......................................................               735         808           368
                                                                                         ----------------------------------------
Income (loss) before provision for taxes............................................             1,153      (2,421)         (967)
Provision for income taxes..........................................................                92          40             -
                                                                                         ----------------------------------------
        Net income (loss)...........................................................             1,061      (2,461)         (967)
Accretion of redeemable preferred stock.............................................                 -           -          (110)
                                                                                         ----------------------------------------
        Net income (loss) attributable to common stockholders.......................            $1,061      (2,461)       (1,077)
                                                                                         ----------------------------------------
                                                                                         ----------------------------------------

Basic earnings (loss) per share                                                                  $0.17       (0.41)        (0.26)
                                                                                         ----------------------------------------
                                                                                         ----------------------------------------

Weighted average common stock outstanding                                                        6,086       5,936         4,144
                                                                                         ----------------------------------------
                                                                                         ----------------------------------------

Diluted earnings (loss) per share                                                                $0.17       (0.41)        (0.26)
                                                                                         ----------------------------------------
                                                                                         ----------------------------------------

Weighted average common and dilutive potential common stock outstanding                          6,368       5,936         4,144
                                                                                         ----------------------------------------
                                                                                         ----------------------------------------

         See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          MARCH 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK      ADDITIONAL     STOCKHOLDERS'                          TOTAL
                                          --------------------    PAID-IN           NOTE         ACCUMULATED      STOCKHOLDERS'
                                          SHARES        AMOUNT    CAPITAL        RECEIVABLE         DEFICIT           EQUITY
                                          ------        ------    -------        ----------         -------           ------
Balances as of March 31, 1995.....        3,437,848         $3            177             (38)          (3,365)            (3,223)
Compensatory stock option grant...          191,993     -                  90        -                 -                       90
Accretion of redeemable preferred
   stock..........................          -           -                 (76)       -                     (34)              (110)
Repurchase of common stock                 (296,269)    -                 (34)       -                    (250)              (284)
Conversion of preferred stock into
   common stock, Series C.........          479,634          1            999                          -                    1,000
Exercise of common stock warrants.           57,013     -            -               -                 -                 -
Exercise of common stock options..            6,728     -                   4        -                 -                        4
Repayment of shareholder notes....          -           -            -                     38          -                       38
Public offering proceeds, net of
   expenses of $2,872.............        2,000,000          2         23,126        -                 -                   23,128
Termination of redemption obligation
   for common stock...............          -           -                 225        -                 -                      225
Net loss..........................          -           -            -               -                    (967)              (967)
                                      ---------------------------------------------------------------------------------------------

Balances as of March 31, 1996.....        5,876,947          6         24,511        -                  (4,616)            19,901
Exercise of common stock options..          102,968     -                 398        -                 -                      398
Employee stock purchase plan
   purchases......................           20,382     -                 144        -                 -                      144
Other.............................          -           -                 (20)       -                 -                      (20)
Net loss..........................          -           -            -               -                  (2,461)            (2,461)
                                      ---------------------------------------------------------------------------------------------

Balances as of March 31, 1997.....        6,000,297          6         25,033        -                  (7,077)            17,962

Exercise of common stock options..          162,487     -                 462        -                 -                      462
Employee stock purchase plan
   purchases......................           38,284     -                 103        -                 -                      103
Net income........................          -           -            -               -                   1,061              1,061
                                      ---------------------------------------------------------------------------------------------

Balances as of March 31, 1998.....        6,201,068         $6         25,598        -                  (6,016)            19,588
                                      =============================================================================================




                 See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                  1998         1997          1996
                                                                                                  ----         ----          ----
Cash flows from operating activities:
  Net income (loss).......................................................................       $1,061      (2,461)          (967)
  Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization.......................................................        1,183         622            333
        Loss on write off of fixed assets ................................................          -           328            -
      Bad debt and sales discount provisions..............................................          370         472            223
      Compensation expense related to issuances of common stock and stock option grants...         -             -              90
  Changes in operating assets and liabilities:
        Accounts receivable...............................................................         (552)       (245)        (1,125)
        Unbilled accounts receivable......................................................          364        (360)          (106)
        Prepaid expenses and other current and noncurrent assets..........................           60         (54)            30
        Accounts payable..................................................................         (284)        421             86
        Deferred revenue..................................................................          683        (275)          (264)
        Accrued liabilities and other liabilities.........................................          654      (1,217)           755
                                                                                              ------------------------------------
           Net cash provided by (used in) operating activities............................        3,539      (2,769)          (945)
                                                                                              ------------------------------------

Cash flows from investing activities:
   Purchase of securities available-for-sale..............................................       (6,826)     (8,117)        (4,775)
   Proceeds from sale or maturities of securities available-for-sale...........                   7,449       8,425           -
   Acquisition of property and equipment..................................................         (387)     (1,301)          (628)
   Computer software development costs....................................................         (904)       (814)          (569)
                                                                                             -------------------------------------
           Net cash used in investing activities..........................................         (668)     (1,807)        (5,972)
                                                                                              ------------------------------------

Cash flows from financing activities:
   Bank borrowings........................................................................          -            -             850
   Repayment of bank borrowings...........................................................          -         (1,940)         (850)
   Proceeds from issuance of common stock, net of issuance costs.....................               -            -          23,132
   Proceeds from exercise of stock options and employee stock purchases..............               565          542          -
   Repayment of stockholder note..........................................................          -            -              38
   Repurchase of common stock.............................................................          -            -            (284)
   Redemption of preferred stock..........................................................          -            -          (1,954)
   Other..................................................................................          -            (20)         -
                                                                                              ------------------------------------

           Net cash provided by (used in) financing activities............................          565       (1,418)       20,932
                                                                                              ------------------------------------

Net increase (decrease) in cash and cash equivalents......................................        3,436       (5,994)       14,015
Cash and cash equivalents at beginning of year............................................        9,211       15,205         1,190
                                                                                              ------------------------------------

Cash and cash equivalents at end of year..................................................      $12,647        9,211        15,205
                                                                                              ------------------------------------
                                                                                              ------------------------------------
Supplemental information:
   Cash paid for interest.................................................................        $-             -             33
                                                                                              ------------------------------------
                                                                                              ------------------------------------




                 See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

(1)       BUSINESS OF THE COMPANY

         MECON, Inc. (MECON or the Company) is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solution offered by MECON comprises data/information products, decision support software and value-added services. The principal focus of the Company's products is to reduce costs and improve efficiency and effectiveness of healthcare delivery systems. The Company's main product line is based upon a proprietary operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize the Company's database-related products. The Company's customers use the information provided by the operations benchmarking database to quantify, develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Managed Care Information Systems, Inc.
(MCIS). All intercompany balances and transactions have been eliminated in consolidation.

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

 SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes internally generated software development costs for external use in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Capitalization of software development costs begins upon the establishment of technological feasibility for the product. The Company amortizes such capitalized amounts upon commencement of product introduction at the greater of the straight-line basis using estimated economic lives of two to three years or the ratio of actual revenues achieved to total anticipated revenues over the lives of the products. The realizability of unamortized capitalized costs is periodically reviewed relative to the estimated future revenues of the related products. Under SFAS No. 86, the Company capitalized $740,000, $754,000 and $569,000 of software development costs for the years ended March 31, 1998, 1997 and 1996, respectively.

         The Company capitalizes software development costs for internal use in accordance with Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalization of software development costs begins in the application development stage of the product. The Company amortizes such capitalized amounts using the straight-line basis over estimated economic lives of up to three years. Under SOP 98-1, the Company capitalized $92,000 of software development costs related to internal databases supporting company products for the year ended March 31, 1998 and no such costs for prior periods.

 RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to expense in the period incurred.

 ADVERTISING COSTS

         All costs associated with advertising and promoting products are expensed in the period incurred.

REVENUE RECOGNITION

         The Company accounts for software and related revenues in accordance with SOP 91-1, SOFTWARE REVENUE RECOGNITION.

         Revenue generated from the initial year of a MECON-PEERx subscription contract is recognized ratably from the date of contract signing over the estimated time to deliver a customer's MECON-PEERx report, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to deliver a customer's subsequent year report, which generally takes four to five months beginning in the second or third year of the contract. Costs to deliver the MECON-PEERx products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

         Revenue from the licensing of the Company's MECON-OPTIMIS software product is recognized upon delivery of the software to the customer. Revenue from MECON-OPTIMIS implementation services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized upon completion of services, generally over four to five months.

         Although the Company's MECON-Action-Point-SM- software is installed by the customer, the Company provides customer service support during the installation as well as technical training to customer personnel during the initial period subsequent to installation. Revenue is recognized upon completion of the training period and final customer acceptance, whereupon no further material obligations exist.

         The Company offers post-contract customer support and implementation services to its MECON-OPTIMIS and MECON-Action-Point-SM- customers. Revenue from maintenance and technical support services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

         MECON-Advisory-SM- revenue is recognized as the services are performed or as the customer's specific project is completed.

         In October 1997, SOP 97-2, SOFTWARE REVENUE RECOGNITION, was issued which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning April 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. Beginning in fiscal 1999, the Company will recognize revenue in accordance with SOP 97-2. Under its current practice, the Company does not expect a significant impact on recognition of revenue from software transactions upon adoption of SOP 97-2.

 INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 EARNINGS (LOSS) PER SHARE

         In December 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE, which requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common and dilutive potential common stock outstanding during the period. Dilutive potential common stock represents outstanding options which are calculated using the treasury stock method. Earnings (loss) per share amounts have been restated for all periods presented to conform to the requirements of SFAS No. 128.

         For the purposes of the 1996 net loss per share computations, net loss has been increased by the amount of the periodic accretion for redeemable preferred shares. Upon the completion of the Company's initial 1995 public stock offering, the Series A and B preferred shares were redeemed.

 CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, securities available-for-sale and trade receivables. The Company has investment policies that limit investments to short-term low risk investments. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts to cover potential credit losses.

 USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities at the date of the consolidated financial statements and of revenues and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

 RECOVERABILITY OF LONG-LIVED ASSETS

         The Company assesses the recoverability of long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long-lived asset is less than the carrying amount of the asset, a charge to income would be recognized for the excess of the carrying amount of the asset over its fair value.

STOCK-BASED COMPENSATION

         The Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, effective April 1, 1995. This statement establishes financial accounting and reporting standards for stock-based compensation, including employee stock purchase plans and stock option plans. As allowed by SFAS No. 123, the Company continues to measure compensation expense for awards granted to employees under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation. Such reclassifications had no effect on previously reported results of operations.

(3)      REORGANIZATION AND OTHER SPECIAL CHARGES

         During fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns. The following table sets forth a description of the reorganization charge for the year ended March 31, 1998:

                                                                                                     ACCRUAL
                                                                                                     -------
                                                                   TOTAL            USED OR            AT
                                                                   -----            ------           ------
                  REORGANIZATION COST                             EXPENSE            PAID            3/31/98
                  -------------------                             -------            ----            -------
Salaries and termination benefits of 38 employees.....           $634,000          599,000           35,000
Facilities shutdown...................................             38,000           38,000              -
Professional fees.....................................             77,000           77,000              -
                                                         ----------------- ---------------- ---------------
                                                                 $749,000          714,000           35,000
                                                         ----------------- ---------------- ---------------
                                                         ----------------- ---------------- ---------------


         During fiscal 1997, the Company implemented a plan to reorganize its operations by centralizing the management of its product development, sales and product support organizations to better achieve its strategic growth objectives. In connection with the implementation of this new corporate structure, the Company recorded a pretax charge of $1,337,000 for costs associated with employee severance and related benefits; asset writedowns; expansion of the corporate headquarters; and a provision for accounts receivable that management believed would not be collectible. This reserve was established because the Company believed its commitment to the development of new products would change the strategic direction of its product lines. The following table sets forth a description of the type and amount of reorganization costs recognized as expense for the year ended March 31, 1997:

                                                                                    USED            ACCRUAL
                                                                                    ----            -------
                                                                  TOTAL              OR                AT
                                                                  -----              --                --
                  REORGANIZATION COST                            EXPENSE            PAID            3/31/97
                  -------------------                            -------            ----            -------
Salaries and termination benefits.....................           $529,000          529,000             -
Facilities shutdown...................................            285,000          285,000             -
Professional fees.....................................              5,000            5,000             -
Asset writedowns......................................            218,000          218,000             -
Provision for doubtful accounts.......................            300,000           51,325           248,675
                                                         ----------------- ---------------- -----------------
                                                               $1,337,000        1,088,325           248,675
                                                         ----------------- ---------------- -----------------
                                                         ----------------- ---------------- -----------------

         During fiscal 1998, the Company utilized for bad debt write-offs the remaining balance of $248,675 that was identified at the time of the restructuring and there were no remaining amounts at March 31, 1998.

         Other special charges of $369,000 were incurred during fiscal 1997 related to additional acquisition costs from the prior year merger and costs associated with aborted acquisitions.

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

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS

        In accordance with the requirements of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company has classified its investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At March 31, 1998 and 1997, cost of available-for-sale securities approximated fair value of such securities.

        At March 31, 1998 and 1997, available-for-sale securities consisted of the following (in thousands):

                                                                                            1998         1997
                                                                                            ----         ----
         Government securities.......................................................          $522         778
         Corporate debt securities...................................................        13,484      11,143
         Foreign debt securities.....................................................       -               532
                                                                                        -----------------------
                                                                                            $14,006      12,453
                                                                                        -----------------------
                                                                                        -----------------------


         At March 31, 1998 and 1997, these securities were classified in the Consolidated Balance Sheet as follows (in thousands):


                                                                                            1998        1997
                                                                                            ----        ----
         Cash equivalents............................................................       $10,162       7,986
         Securities available-for-sale........................................                3,844       4,467
                                                                                        -----------------------
                                                                                            $14,006      12,453
                                                                                        -----------------------
                                                                                        -----------------------


         The contractual maturity of all available-for-sale securities as of March 31, 1998 was one year or less.

         During fiscal 1998, 1997 and 1996, there were no gross realized gains or losses on sales of securities held as available-for-sale.

         The carrying amounts of all other financial instruments approximate fair value because of their short maturity.

(5)       PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

         The following is a summary of property and equipment at March 31, 1998 and 1997 (in thousands):



                                                                                            1998       1997
                                                                                            ----       ----
Office furniture and equipment........................................................         $523        458
Computers.............................................................................        2,132      1,994
Leasehold improvements................................................................          191          7
                                                                                         ----------------------

                                                                                              2,846      2,459
Less accumulated depreciation.........................................................       (1,416)      (871)
                                                                                         ----------------------
                                                                                             $1,430      1,588
                                                                                         ----------------------
                                                                                         ----------------------


         Depreciation expense was $545,000, $395,000 and $244,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         The following is a summary of software development costs at March 31, 1998 and 1997 (in thousands):

                                                                                            1998       1997
                                                                                            ----       ----

Purchased software...................................................................          $230        158
Internally developed software........................................................         3,163      2,331
                                                                                         ----------------------
                                                                                              3,393      2,489
Less accumulated amortization........................................................        (1,617)      (979)
                                                                                         ----------------------
                                                                                             $1,776      1,510
                                                                                         ----------------------
                                                                                         ----------------------

         Amortization expense was $638,000, $227,000 and $89,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

 (6)      COMMITMENTS AND CONTINGENCIES

         The Company leases office space under operating leases with terms of 60 months. Certain office equipment is leased under operating leases with terms of approximately 36 months.

         Future minimum lease commitments under operating leases are as follows (in thousands):

YEAR ENDING MARCH 31,
---------------------
1999..........................................................................             $216,980
2000..........................................................................              164,273
2001..........................................................................                1,761
2002 and thereafter...........................................................                  -
                                                                                  ------------------
   Total......................................................................             $383,014
                                                                                  ------------------
                                                                                  ------------------

         Rent  expense  under  operating  leases for the years  ended  March
31,  1998,  1997 and 1996 was  $401,000,  $520,000  and $363,000,
respectively.

(7)       RELATED PARTY TRANSACTIONS

         IT Solutions, Inc. (ITS) is partially owned by certain stockholders of the Company. Prior to April 1, 1996, ITS subleased office space from the Company and purchased office and administrative services from the Company totaling approximately $27,000, which is included as a reduction of general and administrative expenses, during the year ended March 31, 1996. The Company purchased contract software programming services from ITS totaling approximately $3,000, $500,000 and $338,000, capitalized as software development costs or expensed as research and development costs, during the years ended March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998 and 1997, receivables from ITS were insignificant and there were no payables to ITS.

(8)       INCOME TAXES

         Income tax expense for the years ended March 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                                                           1998      1997     1996
                                                                                           ----      ----     ----
Current:
   Federal............................................................................       $31        3     -
   State..............................................................................        61       16     -
                                                                                         -------------------------
                                                                                              92       19     -
Deferred:
   Federal............................................................................        -        16     -
   State..............................................................................        -         5     -
                                                                                         -----------------------------
                                                                                              -        21     -
                                                                                         -----------------------------
      Total tax expense...............................................................       $92       40     -
                                                                                         -----------------------------
                                                                                         -----------------------------

         Income tax expense for the years ended March 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% of pretax income (losses) as a result of the following (in thousands):


                                                                                            1998    1997     1996
                                                                                            ----    ----     ----
Computed "expected" tax benefit.....................................................        $392     (823)    (328)
Nondeductible expenses and merger costs.............................................          26       87      293
Research credits....................................................................        -        (196)     -
State taxes.........................................................................          40       15      -
Utilization of net operating loss and research credit carryforwards.................        (464)    -         -
Change in beginning of year valuation allowance.....................................        -        -        (114)
Expected tax benefit due to acquisition not includible for tax purposes.............        -        -         223
Change in valuation allowance due to acquisition....................................        -        -         (72)
Losses and credits for which no benefit was taken...................................        -         953      -
Other...............................................................................          98        4       (2)
                                                                                        ---------------------------
                                                                                             $92       40      -
                                                                                        ---------------------------
                                                                                        ---------------------------

         The tax effects of temporary differences that gave rise to significant portions of deferred income tax assets and liabilities as of March 31, 1998 and 1997 are as follows (in thousands):


                                                                                            1998      1997
                                                                                            ----      ----
Deferred tax assets:
   Net operating loss.................................................................           $790     1,434
   Compensated absences...............................................................            153       105
   Research credit carryforwards......................................................            438       401
   Research expenses capitalized for state tax purposes...............................            143     -
   Capital loss carryforward..........................................................            259       259
   Allowance for bad debts............................................................            122       220
   Depreciation.......................................................................             70        48
   MCIS tax accounting method change..................................................            173       305
   Other..............................................................................             46        16
                                                                                         -----------------------
        Total gross deferred tax assets...............................................          2,194     2,788
Less valuation allowance..............................................................        (1,778)   (2,076)
                                                                                         -----------------------
        Net deferred tax assets.......................................................            416       712
Deferred tax liabilities:
   Software costs.....................................................................          (416)     (712)
                                                                                         -----------------------
        Total gross deferred tax liabilities..........................................          (416)     (712)
                                                                                         -----------------------
        Net deferred tax asset........................................................        $-          -
                                                                                         -----------------------
                                                                                         -----------------------

         The (decrease) increase in the valuation allowance of approximately $(298,000), $1,733,000 and ($123,000) for the years ended March 31, 1998, 1997 and 1996, respectively, was primarily due to the uncertainty regarding the ultimate realization of the gross deferred asset arising from capital losses that are only deductible for tax purposes to the extent of future capital gains and the utilization of net operating losses and research credit carryforwards.

         At March 31, 1998, the Company had federal net operating loss carryforwards of approximately $2,322,000, which expire from 2011 through 2013.

         At March 31, 1998, the Company had research credit carryforwards for federal and California income tax purposes of approximately $314,000 and $187,000, respectively, which are available to offset future tax liabilities, if any, from 1999 through 2013 for federal and for an unlimited period of time for California.

         A portion of the net operating loss carryforward is attributable to the exercise of nonqualified and disqualified stock options which when realized, will result in approximately $715,000 of deferred tax assets being credited to additional paid-in capital.

(9)       EMPLOYEE RETIREMENT AND SAVINGS PLAN

         The Company has a qualified 401(k) savings plan. All full-time employees with one year of service may defer a portion of their salary. At the discretion of the Board of Directors, the Company may also make a matching contribution for all eligible employees. Contributions by the Company to the plan were approximately $49,000, $26,000 and zero for the years ended March 31, 1998, 1997 and 1996, respectively.

(10)     PREFERRED SHARE PURCHASE RIGHTS PLAN

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

(11)     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations under SFAS No. 128 (in thousands, except per share amounts):

                                                                                              YEAR ENDED MARCH 31,
                                                                                              --------------------
                                                                                           1998        1997        1996
                                                                                        ------------------------------------
Net income (loss) attributable to common stockholders...............................         $1,061     (2,461)     (1,077)
                                                                                        ------------------------------------
                                                                                        ------------------------------------
Denominator for basic earnings (loss) per share -- weighted average common shares             6,086       5,936       4,144
Dilutive stock options..............................................................            282      -           -
                                                                                        ------------------------------------
Denominator for diluted earnings (loss) per share...................................          6,368       5,936       4,144
                                                                                        ------------------------------------
                                                                                        ------------------------------------
Basic earnings (loss) per share.....................................................          $0.17       (0.41)      (0.26)
                                                                                        ------------------------------------
                                                                                        ------------------------------------
Diluted earnings (loss) per share...................................................          $0.17       (0.41)      (0.26)
                                                                                        ------------------------------------
                                                                                        ------------------------------------

         Options to purchase 421,638 shares of the Company's common stock at March 31, 1998 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $5.75 per share. All options to purchase shares of the Company's common stock at March 31, 1997 and 1996, respectively, were not included in the computation of diluted loss per share as their effect would have been antidilutive. (Note 12).

(12)     STOCK-BASED COMPENSATION PLANS

         1994 INCENTIVE STOCK OPTION PLAN

         The Company's 1994 Incentive Stock Option Plan (the 1994 Plan) provides for the grant of incentive stock options to employees of the Company. The Board of Directors has determined that no further options will be granted under the 1994 Plan. Outstanding options granted under the 1994 Plan generally become exercisable at a rate of 1/5 of the shares subject to the option at a specified date after the date of grant and an additional 1/5 of the shares at the end of each subsequent anniversary of the initial vesting date, subject to continued service as an employee, consultant or director. The term of each outstanding stock option is seven years. The exercise price of all options granted under the 1994 Plan was at least equal to the fair market value of the common stock of the Company on the date of grant. Payment of the exercise price may be made in cash, promissory notes or other shares of the Company's common stock.

         1995 STOCK PLAN

         The Company's 1995 Stock Plan (the 1995 Plan) was adopted in October 1995 and became effective in December 1995. The 1995 Plan provides for the grant of incentive stock options to employees, officers, consultants and directors and for the grant of nonstatutory stock options and stock purchase rights (Rights) to employees and consultants of the Company. A total of 1,200,000 shares of common stock has been reserved for future issuance under the 1995 Plan. The exercise price of options granted under the 1995 Plan is generally at least equal to the fair market value of the common stock of the Company on the date of grant. However, with respect to any participant who owns stock possessing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted must equal at least 110% of fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed ten years. Generally, options vest 20% on the date of grant, and 20% each year thereafter for four years. As of March 31, 1998, there were 387,621 shares available for future grant under the 1995 Plan.

         In conjunction with the MCIS merger, the Company assumed the MCIS stock option plan. Information with respect to this plan has been included in the stock option table below. MCIS's stock option plan was terminated upon consummation of the merger.

         1995 DIRECTOR OPTION PLAN

         The Company's 1995 Director Option Plan (the Director Plan) was adopted in October 1995 and became effective in December 1995. Initially, a total of 50,000 shares of common stock was reserved for issuance under the Director Plan. As of July 1997, the Director Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under the Director Plan to 100,000 shares. The Director Plan, as amended in January 1997, provides for the grant of nonstatutory stock options to certain non-employee directors of the Company (Outside Directors) pursuant to an automatic, nondiscretionary grant mechanism. The Director Plan provides that each new Outside Director shall be granted a nonstatutory stock option to purchase 15,000 shares of common stock (10,000 shares prior to the January 1997 amendment) upon the date which such person first becomes an Outside Director. Thereafter, each Outside Director shall be automatically granted an option to purchase 5,000 shares of common stock on January 16 of each year (a Subsequent Option), if on such date, such Outside Director shall have served on the Company's Board of Directors for at least six (6) months. The Director Plan provides that each initial grant to new Directors will be exercisable three years from the date of grant and the subsequent options will vest immediately. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of the Company's common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, but will expire unless exercised within three months following the termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years. As of March 31, 1998, there were 19,028 shares available for future grant under the Director Plan.
In addition, the Director Plan was amended in January 1997 to include an annual retainer of $10,000 for Outside Directors, a per meeting fee of $1,000 for Board meetings, and $750 for separately held committee meetings.

         1995 EMPLOYEE STOCK PURCHASE PLAN

         The Company's 1995 Employee Stock Purchase Plan (the Purchase Plan) was adopted in October 1995 and became effective in December 1995. A total of 150,000 shares of common stock has been reserved for issuance under the Purchase Plan.

         The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 7 1/2% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of a six month purchase period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years after its effective date. The Board of Directors has authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant. The Company sold 38,284 and 20,382 shares to employees under the Purchase Plan for the years ended March 31, 1998 and 1997, respectively. No shares were sold under the Purchase Plan in prior years. As of March 31, 1998, there were 91,334 shares available for future grant under the Purchase Plan.

         OPTION PLAN ACTIVITY

         The following table summarizes option activity for the three years ended March 31, 1998, in the format consistent with SFAS No. 123:

                                                                                INCENTIVE STOCK          WEIGHTED
                                                                                ---------------          --------
                                                                                    OPTIONS              AVERAGE
                                                                                    -------              --------
                                                                                  OUTSTANDING         EXERCISE PRICE
                                                                                  -----------         --------------
         Balance at March 31, 1995...........................................            232,558               $0.57

         Options granted.....................................................            479,742               10.56
         Options canceled....................................................             (7,500)               8.00
         Options exercised...................................................             (6,728)               0.59
                                                                               ---------------------------------------
         Balance at March 31, 1996...........................................            698,072                7.36
         Options granted.....................................................          1,032,385               10.82
         Options canceled....................................................           (541,450)              14.52
         Options exercised...................................................           (102,968)               3.86
                                                                               ---------------------------------------
         Balance at March 31, 1997...........................................          1,086,039                7.39
         Options granted.....................................................            564,888                4.07
         Options canceled....................................................           (546,581)               6.26
         Options exercised...................................................           (162,487)               2.84
                                                                               ---------------------------------------
         Balance at March 31, 1998...........................................            941,859               $6.83
                                                                               ---------------------------------------
                                                                               ---------------------------------------

         The weighted average fair value of options granted was $3.11, $7.98 and $6.04 per share for the years ended March 31, 1998, 1997 and 1996, respectively.

         The following table summarizes information about fixed stock options outstanding at March 31, 1998:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                        -------------------                           -------------------
                                           WEIGHTED-
                                           ---------
                                            AVERAGE           WEIGHTED-                             WEIGHTED-
                                            -------           ---------                             ---------
      RANGE OF                             REMAINING           AVERAGE                               AVERAGE
      --------                             ---------           -------                               -------
      EXERCISE             NUMBER         CONTRACTUAL         EXERCISE             NUMBER            EXERCISE
      --------             ------         -----------         --------             ------            --------
       PRICES            OUTSTANDING         LIFE               PRICE           OUTSTANDING           PRICE
       ------            -----------         ----               -----           -----------           -----
         $0.57 - 2.37        231,803              6.3              $1.49           105,336               $1.16
          2.38 - 3.25        185,565              9.2               3.00            66,166                3.10
          4.81 - 6.88        202,018              8.3               6.10            48,965                5.98
          7.25 - 8.88        148,024              6.8               7.86            63,288                7.91
                13.00         52,742              4.4              13.00            37,272               13.00
        15.00 - 16.26         16,735              4.1              15.60            13,085               15.77
        17.88 - 21.25         50,972              8.3              17.88            20,972               17.88
        21.63 - 23.78         54,000              7.8              23.62            24,000               23.42
---------------------- ---------------- ---------------- -------------------- ----------------- -------------------
        $0.57 - 23.78        941,859              7.4              $6.83           379,084               $7.26
---------------------- ---------------- ---------------- -------------------- ----------------- -------------------
---------------------- ---------------- ---------------- -------------------- ----------------- -------------------


         PRO FORMA INFORMATION

         The Company continues to apply APB No. 25 in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value method prescribed in SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                                        1998           1997           1996
                                                                                        ----           ----           ----
          Net income (loss) attributable to common stockholders
          (IN THOUSANDS).......................................   As reported            $1,061        (2,461)        (1,077)
                                                                  Pro forma              (1,701)       (4,082)        (1,253)
          Basic and diluted earnings (loss) per share..........   As reported              0.17         (0.41)         (0.26)
                                                                  Pro forma               (0.28)        (0.69)         (0.30)




         The above pro forma amounts include compensation expense for options and purchase rights granted since April 1, 1995, and may not be representative of that to be expected in future years.

         The fair value of each option granted under the option plans and purchase rights granted under the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996:


                                               STOCK OPTION PLANS                   EMPLOYEE STOCK PURCHASE PLAN
                                               ------------------                   ----------------------------
                                        1998          1997          1996          1998          1997           1996
                                        ----          ----          ----          ----          ----           ----
Expected volatility............              98%           95%           95%           98%            95%           95%
Expected life..................       6.38 years     4.5 years     4.5 years      6 months       6 months      6 months
Risk-free interest rate........            6.21%         6.32%         5.84%         5.45%          5.05%         5.18%




         A dividend yield of zero was used for each year. The weighted-average fair value of purchase rights granted under the Purchase Plan in fiscal 1998, 1997 and 1996 was $1.79, $2.57 and $8.44 per share, respectively.

         OPTION REPRICING

         On January 16, 1997, the Company offered certain key employees holding options with exercise prices in excess of $12.00 per share the opportunity to exchange such options for options with an exercise price of $5.625 per share, the fair market value of the Company's stock on that date, provided that such options be subject to a revised four-year vesting schedule beginning on the new grant date. Options to purchase 412,176 shares were so exchanged and are included in fiscal 1997 options granted and canceled.

(13)      MAJOR CUSTOMERS

         For the year ended March 31, 1998, one significant customer accounted for 20% of the Company's fiscal 1998 revenues. At March 31, 1998, receivables from two different customers constituted 24% of total accounts receivable. At March 31, 1998, unbilled receivables from two other customers constituted 23% of total unbilled accounts receivables.

         For the years ended March 31, 1997 and 1996, the Company had a different significant customer which covered approximately 50 academic hospitals. This contract, totaling 11% of 1997 and 1996 revenues and 15% of total unbilled receivables at March 31, 1997, was renewed in January 1995 for services to be rendered through March 1998. As of March 31, 1998, this contract had not been renewed.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MECON, Inc.:

         We have audited the accompanying consolidated balance sheets of MECON, Inc. and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MECON, Inc. and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                         KPMG Peat Marwick LLP

San Francisco, California
May 1, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in nor were there any disagreements with the Company's accountants on accounting or financial disclosure matters during the two years ended March 31, 1998.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1998 annual meeting of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the Company's Proxy Statement for its 1998 annual meeting of stockholders.


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


10.11(2)           Form of Indemnification Agreement
10.12*(2)          Employment Agreement between the Registrant and Raju Rajagopal dated September 9, 1994
10.13*(2)          Employment Agreement between the Registrant and Vasu R. Devan dated September 9, 1994
10.14(2)           Independent Contractor Services Agreement between the Registrant and IT Solutions, Inc.
10.15(2)           Equity Purchase Agreement among Registrant, ICI Partnership and Thomas Alexander dated May 17, 1995
10.16(2)           Series A Preferred Stock and Common Stock Exchange and Repurchase Agreement between Registrant and Lutheran
                   Health Services dated January 11, 1993, as amended
10.17**(2)         Agreement to provide MECON-PEERx-TM- Operations Benchmarking Database Services to University Hospital Consortium
                   Service Corporation members revised February 24, 1995
10.18(2)           Form of MECON-PEERx-TM-subscription agreement
10.19(2)           Form of MECON-OPTIMIS-TM-software agreement
11.1(4)            Computation of per share earnings
23.1(3)            Consent of KPMG Peat Marwick LLP
24.1(3)            Power of Attorney
27.1(3)            Financial Data Schedules

-----------

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

(1) Incorporated by reference from the Registrant's Form 8-K filed on April 12, 1996.

(2) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file No. 33-98206-LA), as amended, filed on December 6, 1996.

(3)      Previously filed.

(4) Incorporated by reference from the Registrant's Form 10-K, Footnote 11 of Notes to Consolidated Financial Statements filed on June 26, 1998.

(b)  REPORTS ON FORM 8-K

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

Date:  June 26, 1998

                              MECON, Inc.

                              By:        /s/ DAVID J. ALLINSON



                              Mr. David J. Allinson

                      VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF
                 FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:


                     NAME                                                    TITLE                                      DATE
                     ----                                                    -----                                      ----

               /s/ VASU R. DEVAN                Chairman of the Board, President and Chief Executive Officer        June 26, 1998
               -----------------                (Principal Executive Officer)
                (Vasu R. Devan)

             /s/ DAVID J. ALLINSON              Vice President, Finance and Administration and Chief Financial      June 26, 1998
             ---------------------              Officer (Principal Financial and Accounting Officer)
              (David J. Allinson)

              /s/ RAJU RAJAGOPAL                Senior Vice President, Chief Operations Officer                     June 26, 1998
              ------------------
               (Raju Rajagopal)

                /s/ RICH MCCANN                 Director                                                            June 26, 1998
              ------------------
                 (Rich McCann)

               /s/ M. GREG ALLIO                Director                                                            June 26, 1998
              ------------------
                (M. Greg Allio)

           /s/ KATHY BRITTAIN WHITE             Director                                                            June 26, 1998
           ------------------------
            (Kathy Brittain White)