Form 10KSB/A
period 1998-03-31
MECON INC
filed 1998-08-13
CIK 1002524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   -----------

                                  FORM 10-KSB/A

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
Transitional Small Business Disclosure Format (check one): Yes ( )  No (x)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                Explanatory Note


The purpose of this amendment to MECON Inc.'s Form 10-KSB as filed on June 29, 1998, is to include Schedule 27.1, Financial Data Schedule, which was previously omitted.

                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


EXHIBIT NUMBER                                                        EXHIBIT
--------------                                                        -------
 2.1(1)            Agreement and Plan of Reorganization dated as of March 26, 1996 by and among Registrant, Managed Care
                   Information Systems, Inc. ("MCIS"), MECON Acquisition Corp. and certain shareholders of MCIS
 3.1(2)            Certificate of Incorporation of Registrant
 3.2(2)            Form of Restated Certificate of Incorporation of Registrant
 3.3(2)            Bylaws of Registrant
 4.1(2)            Specimen Common Stock Certificate of Registrant
 4.2(2)            Warrants, dated September 9, 1994, issued by Registrant to Summit Ventures III, L.P. and Summit Investors II,
                   L.P.
10.1(2)            Property Lease covering Registrant's facilities in San Ramon, California
10.2(2)            Stock and Warrant Purchase Agreement dated September 9, 1994 among Registrant and certain investors
10.3*(2)           1994 Incentive Stock Option Plan of Registrant
10.4*(2)           1995 Stock Plan and Form of Stock Option Agreement
10.5*(2)           1995 Director Option Plan and Form of Director Option Agreement
10.6*(2)           1995 Employee Stock Purchase Plan and Form of Subscription Agreement
10.7(2)            Investor Rights Agreement dated as of September 9, 1994 among the Registrant and certain stockholders of the
                   Registrant
10.8**(2)          Business Partner Marketing Agreement dated September 27, 1995, between the Registrant and HBO & Company
10.9**(2)          Letter Agreement dated April 8, 1995 between the Registrant and Arthur Andersen LLC
10.10(2)           Business Loan Agreement and Commercial Security Agreement dated August 7, 1995, between the Registrant and
                   Silicon Valley Bank
10.11(2)           Form of Indemnification Agreement
10.12*(2)          Employment Agreement between the Registrant and Raju Rajagopal dated September 9, 1994
10.13*(2)          Employment Agreement between the Registrant and Vasu R. Devan dated September 9, 1994
10.14(2)           Independent Contractor Services Agreement between the Registrant and IT Solutions, Inc.
10.15(2)           Equity Purchase Agreement among Registrant, ICI Partnership and Thomas Alexander dated May 17, 1995
10.16(2)           Series A Preferred Stock and Common Stock Exchange and Repurchase Agreement between Registrant and Lutheran
                   Health Services dated January 11, 1993, as amended
10.17**(2)         Agreement to provide MECON-PEERx-TM- Operations Benchmarking Database Services to University Hospital Consortium
                   Service Corporation members revised February 24, 1995
10.18(2)           Form of MECON-PEERx-TM-subscription agreement
10.19(2)           Form of MECON-OPTIMIS-TM-software agreement
11.1(4)            Computation of per share earnings
23.1(3)            Consent of KPMG Peat Marwick LLP
24.1(3)            Power of Attorney
27.1               Financial Data Schedules

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