Form 10QSB
period 1998-06-30
MECON INC
filed 1998-08-14
CIK 1002524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  -----------

                                  FORM 10-QSB

 (MARK ONE)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended June 30, 1998

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

                          200 Porter Drive, Suite 210
                         San Ramon, California  94583
                   (address of principal executive officers)

        Issuer's telephone number, including area code: (925) 838-1700

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

The number of shares outstanding of the registrant's Common Stock on July 31, 1998 was

                               6,229,112 shares

Transitional Small Business Disclosure Format (check one):     Yes    X  No
                                                           ---       ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  MECON, INC.
                                  FORM 10-QSB
                                 JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets (unaudited) as of
           June 30, 1998 and March 31, 1998                                   3

           Consolidated Condensed Statements of Operations (unaudited)
           for the Three Month Periods Ended June 30, 1998 and 1997           4

           Consolidated Condensed Statements of Cash Flows (unaudited)
           for the Three Month Periods Ended June 30, 1998 and 1997           5

           Notes to Consolidated Condensed Financial Statements               6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      8


PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities                                             15

Item 3.    Defaults upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   15

           Exhibits 11.1  Computation of Earnings (Loss) per Share
                    27.0  Financial Data Schedules

ITEM 1.  FINANCIAL STATEMENTS

                                  MECON, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                      June 30, 1998   March 31, 1998
                                                      ------------------------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                            $13,370        $12,647
     Securities available-for-sale, at market               3,548          3,844
     Accounts receivable, net of allowances of
        $300 and $308 at June 30, 1998 and
        March 31, 1998, respectively                        3,193          2,724
     Unbilled accounts receivable                             387            522
     Other current assets                                     458            358
                                                      ------------------------------
             Total current assets                          20,956         20,095

Property and equipment, net                                 1,519          1,430
Software development costs, net                             1,895          1,776
Other assets                                                    9              9
                                                      ------------------------------
                                                          $24,379        $23,310
                                                      ------------------------------
                                                      ------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $1,380         $1,113
     Accrued salaries and benefits                            692            848
     Deferred revenue                                       2,095          1,741
                                                      ------------------------------
            Total current liabilities                       4,167          3,702

Long-term obligations, less current portion                    20             20
                                                      ------------------------------
            Total liabilities                               4,187          3,722
                                                      ------------------------------
Stockholders' equity:
   Preferred stock, $.001 par value 5,000,000 shares
     authorized; none issued and outstanding                    -              -
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 6,229,112, and 6,201,068 issued and
     outstanding at June 30, 1998 and March 31, 1998,
     respectively                                               6              6
   Additional paid in capital                              25,751         25,598
   Accumulated deficit                                     (5,565)        (6,016)
                                                      ------------------------------
             Total stockholders' equity                    20,192         19,588
                                                      ------------------------------
                                                          $24,379        $23,310
                                                      ------------------------------
                                                      ------------------------------

     See accompanying notes to consolidated condensed financial statements

                                  MECON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                        Three months ended June 30,
                                                        ---------------------------
                                                            1998           1997
                                                        ---------------------------
Revenue:
     Subscription and license                              $2,798         $2,228
     Services                                               1,118            977
                                                        ---------------------------
            Net revenue                                     3,916          3,205

Cost of revenue                                             1,420          1,245
                                                        ---------------------------
Gross profit                                                2,496          1,960

Operating costs:
     Research and development                                 727            660
     Sales and marketing                                      722            558
     General and administrative                               658            845
     Reorganization charges                                     -            749
                                                        ---------------------------
            Total operating costs                           2,107          2,812
                                                        ---------------------------
Operating income (loss)                                       389           (852)
Interest and other income, net                                214            171
                                                        ---------------------------
Income (loss) before provision for income taxes               603           (681)
Provision for income taxes                                    152              -
                                                        ---------------------------
Net income (loss)                                            $451          ($681)
                                                        ---------------------------
                                                        ---------------------------
Basic earnings (loss) per share                             $0.07          ($0.11)
                                                        ---------------------------
                                                        ---------------------------
Weighted average common stock outstanding                   6,213          6,002
                                                        ---------------------------
                                                        ---------------------------
Diluted earnings (loss) per share                           $0.07         ($0.11)
                                                        ---------------------------
                                                        ---------------------------
Weighted average common and dilutive potential
   common stock outstanding                                 6,668          6,002
                                                        ---------------------------
                                                        ---------------------------

    See accompanying notes to consolidated condensed financial statements

                                  MECON, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                             Three months ended
                                                                  June 30,
                                                            ---------------------
                                                             1998           1997
                                                            ---------------------
Net cash provided by (used in) operating activities         $   812        ($308)
                                                            ---------------------
Cash flows from investing activities:
     Purchase of securities available-for-sale                  (14)      (2,491)
     Proceeds from sales or maturities of securities
        available-for-sale                                      311        3,410
     Acquisition of property and equipment                     (243)         (73)
     Computer software development costs                       (295)        (241)
                                                            ---------------------
            Net cash (used in) provided by investing
              activities                                       (241)         605
                                                            ---------------------
Cash flows from financing activities:
     Proceeds from issuance of stock options and
        employee stock purchase plan                            152           49
                                                            ---------------------
            Net cash provided by financing activities           152           49
                                                            ---------------------
Net increase in cash and cash equivalents                       723          346
Cash and cash equivalents at beginning of period             12,647        9,211
                                                            ---------------------
Cash and cash equivalents at end of period                  $13,370       $9,557
                                                            ---------------------
                                                            ---------------------

   See accompanying notes to consolidated condensed financial statements

                                  MECON, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                                  (UNAUDITED)


(1)  BUSINESS OF THE COMPANY

     MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for future periods or the full year.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Beginning April 1, 1998, the Company has accounted for software and related revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed.

     Revenue generated from the initial year of a MECON-PEERx-TM-subscription and related MECON-PEERVIEW-TM- license and services contract is recognized ratably from the date of contract signing over the estimated time to deliver a customer's MECON-PEERx report, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to deliver a customer's subsequent year report, which generally takes four to five months beginning in the second or third year of the contract. Costs to deliver the MECON-PEERx products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

     Revenue from MECON-OPTIMIS-TM- and MECON-Action-Point-SM- license and implementation services are recorded as deferred revenue and recognized upon completion of services. The Company offers post-contract customer support to its MECON-OPTIMIS and MECON-Action-Point customers. Revenue from maintenance and technical support services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

     MECON-Advisory-SM- revenue is recognized as the services are performed or as the customer's specific project is completed.

     The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three-month period ended June 30, 1998. Prior to adoption of SOP 97-2, the Company accounted for software and related revenues in accordance with SOP 91-1, SOFTWARE REVENUE RECOGNITION.

REPORTING COMPREHENSIVE INCOME

     Beginning April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three months ended June 30, 1998 and 1997, comprehensive income (loss) was equal to the net income (loss) reported on the consolidated condensed statements of operations.

(4)  REORGANIZATION AND OTHER SPECIAL CHARGES

     During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns. At June 30, 1998, the reorganization plan is substantially complete as there are no significant costs remaining to be incurred.

(5)  EARNINGS (LOSS) PER SHARE (EPS)

     The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                       Three months ended June 30,
                                                       1998                                                1997
                                  -----------------------------------------------     ---------------------------------------------
                                    Income             Shares          Per Share         Loss             Shares         Per Share
                                  (Numerator)       (Denominator)        Amount       (Numerator)      (Denominator)       Amount
                                  -----------------------------------------------     ---------------------------------------------
BASIC EPS
Income (loss)                         $451              6,213             $0.07          ($681)            6,002           ($0.11)

EFFECT OF DILUTIVE SECURITIES
Stock options                            -                455                 -              -                 -                -
                                  -----------------------------------------------     ---------------------------------------------

DILUTED EPS

Income (loss) + assumed
  exercises                           $451              6,668             $0.07          ($681)            6,002           ($0.11)
                                  -----------------------------------------------     ---------------------------------------------
                                  -----------------------------------------------     ---------------------------------------------

Options to purchase 171,735 common shares at prices ranging from $11 to $24 per share and 699,540 common shares at prices ranging from and $1 to $24 per share were outstanding during the three months ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-QSB ARE FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH FACTORS INCLUDE:

(1) VARIABILITY IN QUARTERLY REVENUES RELATED TO THE TIMING OF LARGE CONSULTING ENGAGEMENTS. CONSULTING CONTRACTS ARE TYPICALLY LARGE DOLLAR CONTRACTS THAT REPRESENT A MATERIAL PERCENTAGE OF THE COMPANY'S QUARTERLY REVENUE. DELAYS IN CONTRACT SIGNING COULD RESULT IN LOWER SERVICES REVENUES FOR THE COMPANY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AND (2) NON-RENEWAL OF OLDER, STEEPLY DISCOUNTED CONTRACTS AT HIGHER PRICES DUE TO PRICING SENSITIVITY. TERMINATION OF CUSTOMER RELATIONSHIPS COULD RESULT IN LOWER SUBSCRIPTION REVENUES FOR THE COMPANY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AS WELL AS:

     - VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
     - DEPENDENCE ON PRINCIPAL PRODUCTS
     - INTEGRITY AND RELIABILITY OF DATABASE
     - COMPETITION
     - DEPENDENCE ON STRATEGIC RELATIONSHIPS
     - CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY
     - POTENTIAL ACQUISITIONS
     - DEPENDENCE ON KEY PERSONNEL

SUCH FACTORS ALSO INCLUDE THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS, INCLUDING BUT NOT LIMITED TO, THE REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998, AND/OR FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1997, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB.

OVERVIEW

     MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For the three months ended June 30, 1998, approximately 71% of the Company's revenues were derived from database subscriptions and software sales. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

     The following factors continue to contribute to the Company's performance during the first quarter of fiscal 1999. On November 25, 1996, the Company announced plans to complete the integration of Managed Care Information Systems, Inc. ("MCIS"), a pooling of interests transaction in fiscal 1996, centralize management of its product development, sales and product support organizations, accelerate its investment in the development of new clinical operations and quality measurement products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth.

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

     On April 17, 1997, the Company announced a number of strategic and operational changes intended to improve the Company's financial performance. As a first step, the Company's original management team rejoined the Company and adopted a "back-to-basics" strategy of selling the Company's current products into its current market. Although the Company believed, and still believes, that additional healthcare market sectors targeted by the Company's accelerated investments in developing clinical operations and quality measurement products did represent growth opportunities for the Company, the Company also believed that continued efforts in these areas compromised both its leadership position in benchmark-based cost management solutions and its profitability.

     Tactics supporting this "back-to-basics" strategy include, but are not limited to, selling the MECON-Integrated Solution-TM- whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx-TM- pricing related to the renewal of older, low margin subscriptions. The MECON-Integrated solution is a packaged product offering that includes a MECON-PEERx subscription, MECON-Advisory-TM- and MECON-OPTIMIS-TM-. Such a packaged offering assures that the customer achieves immediate, significant and sustainable cost savings by not only receiving benchmarked-based cost management reports that identify cost reduction opportunities by department but by also receiving MECON's integrated consulting approach of implementing such identified cost reduction opportunities and installing MECON-OPTIMIS, the Company's operational cost monitoring software tool, to assure cost reductions are sustained.

     Less than 50% of MECON-OPTIMIS customers are subscribers to MECON-PEERx because MECON-OPTIMIS predates MECON-PEERx and many of the early MECON-OPTIMIS customers, on current maintenance agreements, are now sales prospects for either MECON-PEERx or the MECON-Integrated Solution. Additionally, less than 10% of the MECON-ActionPoint customers are MECON-PEERx subscribers because the Company only recently began integrating the selling of MECON-ActionPoint, its only clinical product, with its operational cost management products. Therefore, a cross-selling opportunity exists that has become a tactic of the "back-to-basics" strategy.

     Many of the older multi-year MECON-PEERx subscriptions were grandfathered at substantially lower prices. The Company has adopted a firm pricing policy to migrate expiring MECON-PEERx subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, the Company is emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During the three months ended June 30, 1998, except for the hospital consortium renewal discussed below, the Company renewed essentially all expiring contracts at 137% of the related customers' expiring contract values. However, as a result of this firm pricing tactic, the Company believes that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During fiscal 1998, this contract totaled 7% of revenue. The original three-year contract, signed in fiscal 1992, was one of the Company's first multi-year contracts, was steeply discounted and hence contributed very low margins. The majority of this revenue has historically been recognized in the second quarter of the fiscal year. As a result of the hospital consortium's non-renewal, the Company believes that in the second quarter of fiscal 1999 there may be nominal revenue growth compared to the comparable period in the prior fiscal year. The Company believes that the termination of this contract will not adversely effect future earnings.

     As a second step of the "back-to-basics" strategy, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997. This reduction was made in an effort to reduce the Company's overall quarterly expenses, and along with the Company's renewed focus on its core markets, return the Company to profitability and growth. As a part of this expense reduction effort, the Company incurred a reorganization charge of $749,000 during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns.

     The total value of contracts signed in the three months ended June 30, 1998 increased 34% to $4.4 million compared to $3.3 million signed in the comparable period in the prior fiscal year and the Company's revenue increased by 22% to $3.9 million for the three months ended June 30, 1998 compared to $3.2 million in the comparable period in the prior fiscal year. This disparity between the growth in total contract value signed and revenue recognized relates to a shift in contract mix in the first quarter of fiscal 1999. A greater number, and total value, of contracts signed in the first quarter of fiscal 1999 were MECON-PEERx subscriptions, which tend to be multi-year contracts, compared to MECON-OPTIMIS, MECON-ActionPoint and MECON-Advisory, which tend to be only one-year contracts. Therefore, a greater proportion of total contract value signed in the first quarter of fiscal 1999 is recognized in future periods. Furthermore, given the shift in contract mix where a greater number, and total value, of contracts signed in the first quarter of fiscal 1999 were MECON-PEERx subscriptions, the Company believes that services revenue for the second quarter of fiscal 1999 may decrease sequentially from the first quarter of fiscal 1999 and the comparable period in the prior fiscal year.

     As a result of continued year-over-year increases in the total value of contracts signed since the adoption of the "back-to-basics" strategy, the Company has achieved year-over-year revenue growth. These increases in total contract value continue to build the Company's backlog, which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the first quarter of fiscal 1999 was $4.4 million compared to $3.9 million in revenue recognized, backlog increased by approximately $500,000 in the first quarter of fiscal 1999.

     An increasing base of recurring revenue is primarily driving year-over-year revenue growth. Currently, approximately 50% to 75% of the Company's quarterly revenue is derived from backlog. The remaining 25% to 50% is generated from contracts signed during that respective quarter. The increase in the recurring base of revenue coupled with strong expense controls have returned the Company to profitability, excluding the reorganization charge in the first quarter of fiscal 1998, for the fifth consecutive quarter.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:


                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                            1998           1997
                                                            -------------------
Statements of Operations
Revenue:
    Subscription and license............................      71%           70%
    Services............................................      29%           30%
                                                            -------------------
        Net revenue.....................................     100%          100%
    Cost of revenue.....................................      36%           39%
                                                            -------------------
Gross profit............................................      64%           61%

Operating costs:
    Research and development............................      19%           21%
    Sales and marketing.................................      18%           17%
    General and administrative..........................      17%           26%
    Reorganization charges..............................       0%           23%
                                                            -------------------
        Total operating costs...........................      54%           88%
                                                            -------------------
Operating income (loss).................................      10%          (27%)
Interest and other income, net..........................       5%            5%
                                                            -------------------
Income (loss) before provision for income taxes.........      15%          (21%)
Provision for income taxes..............................       4%            -
                                                            -------------------
Net income (loss).......................................      12%          (21%)
                                                            -------------------
                                                            -------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

REVENUE

     Revenue for the three months ended June 30, 1998 increased 22% to $3.9 million compared to $3.2 million for the comparable period in the prior fiscal year. Subscription and license revenue for the three months ended June 30, 1998 increased 26% to $2.8 million compared to $2.2 million for the comparable period in the prior fiscal year and accounted for 80% of the revenue increase. This increase was primarily attributable to an increased base of recurring revenue from multi-year subscription contracts sold in prior periods. The increase in recurring revenue is attributable to the company's strategy of requiring its customers to sign three year contracts for its MECON-PEERx product.

     The 14% increase in services revenue to $1.1 million from $977,000 was primarily due to the Company's current strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products. Although the Company anticipates a greater percentage of its future revenue to be derived from consulting services, consulting service contracts are significantly larger dollar contracts than MECON-PEERx, MECON-OPTIMIS and MECON-ActionPoint contracts. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting service revenue may significantly vary from quarter to quarter. Given the shift in contract mix where a greater number, and total value, of contracts signed in the first quarter of fiscal 1999 were MECON-PEERx subscriptions, the Company believes that services revenue for the second quarter of fiscal 1999 may decrease sequentially from the first quarter of fiscal 1999 and the comparable period in the prior fiscal year.

COST OF REVENUE

     Cost of revenue for the three months ended June 30, 1998 increased 14% to $1.4 million compared to $1.2 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to an increase in MECON-PEERx, MECON-OPTIMIS and MECON-Action Point product delivery personnel. The employee count increased to 56 during the three months ended June 30, 1998 from 46 in the comparable period in the prior fiscal year. Cost of revenue for the three months ended June 30, 1998 decreased to 36% of revenue compared to 39% for the comparable period in the prior fiscal year. While the dollars spent as a percentage of revenue decreased, the absolute dollars spent increased as the Company staffed for an increased base of customers. The decrease in percentage of revenue was primarily due to an increased revenue base related to recurring revenue from multi-year subscription contracts sold in prior years. The Company continues to leverage efficiencies in delivery related to such customers. The Company anticipates cost of revenue to increase in absolute dollars due to the increase in amortization of software development costs as the next generation of its products are released, as well as the anticipated hiring of product delivery personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended June 30, 1998 increased 10% to $727,000 compared to $660,000 for the comparable period in the prior fiscal year. This increase was primarily due to an increase in technical and programming personnel. During the three months ended June 30, 1998, approximately $295,000 was capitalized for internally developed software related to product development compared to $240,000 for the comparable period in the prior year. Research and development expenses for the three months ended June 30, 1998 decreased to 19% of revenue compared to 21% for the comparable period in the prior fiscal year. This decrease as a percentage of revenue was primarily due to a planned product development effort with respect to anticipated revenue levels. While the dollars spent as a percentage of revenue decreased, the absolute dollars spent increased as the Company continues to develop the next generation of MECON-PEERVIEW, Version 5.0, through late fiscal 1999, and accordingly, the Company anticipates research and development spending to increase nominally in absolute dollars.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended June 30, 1998 increased 29% to $722,000 compared to $558,000 for the comparable period in the prior fiscal year. This increase was primarily due to an increase in employees, marketing activities, travel and office infrastructure. The employee count increased to 11 during the three months ended June 30, 1998 from eight in the comparable period in the prior fiscal year. Sales and marketing expenses for the three months ended June 30, 1998 increased to 18% of revenue compared to 17% for the comparable period in the prior fiscal year. This increase in percentage of revenue was primarily due to an increase in marketing activities to generate a market awareness of the Company's capabilities in consulting services. The Company anticipates sales and marketing expenses to increase in absolute dollars due to increased commissions related to an increasing customer base and marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended June 30, 1998 decreased 22% to $658,000 compared to $845,000 for the comparable period in the prior fiscal year. This decrease was primarily due to reductions in rent, legal and professional fees, and expenses related to office infrastructure. The reduction in rent and professional fees individually accounted for the largest portion of the decrease. General and administrative expenses for the three months ended June 30, 1998 decreased to 17% of revenue compared to 26% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to the aforementioned cost reduction initiatives. The Company anticipates general and administrative expenses to increase nominally in absolute dollars due to depreciation and amortization and a new corporate wide training program.

REORGANIZATION CHARGES

     No reorganization charges were incurred during the three months ended June 30, 1998 compared to $749,000 for the comparable period in the prior fiscal year. The decrease was primarily due to the series of management changes and corrective measures taken in the first quarter of fiscal 1998 as previously discussed compared to no such actions in the first quarter of fiscal 1999.

PROVISION FOR INCOME TAXES

     The increase in income taxes for the three months ended June 30, 1998 of $152,000 was primarily attributable to the Company achieving increasing profitability over the past five quarters, and therefore utilizing its net operating loss carryforwards and other tax credits. The remaining net operating loss carryforwards and tax credits taken in conjunction with the Company's anticipated profit is expected to result in an effective tax rate of 25% for fiscal 1999. Therefore, the Company provided taxes at such a rate in the first quarter of fiscal 1999. In the prior fiscal year, the Company had a larger net operating loss carryforward and tax credits and no history of profitability to provide a basis for an income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's cash, cash equivalents and securities available-for-sale increased by $427,000 to $16.9 million compared to $16.5 million at March 31, 1998 primarily as a result of strong cash collections and cash management. The Company generated $812,000 of cash flow from operating activities for the three months ended June 30, 1998 compared to cash used of $308,000 in the comparable period in the prior year. This improvement was primarily due to increased cash collections augmented by strong cash management. The Company's days of sales outstanding (DSO) remained relatively constant at 68 days at June 30, 1998 compared to 63 days at March 31, 1998.

     As of June 30, 1998, the Company had net working capital of $16.8 million, including cash, cash equivalents and securities available-for-sale of $16.9 million. Given the Company's strong cash position as of June 30, 1998, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

     The Company believes that with its access to financing sources, strong cash position, and lack of debt, it will be able to adequately fund its cash requirements for the next twelve months and the foreseeable future.

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

     The Company is currently evaluating the status of its products, some of which are not at present Year 2000 compliant, and expects to implement programming changes necessary to address Year 2000 issues. The Company is also evaluating its internal systems and expects to implement the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis. The Company is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company expects such modifications to its products and internal systems will be made on a timely basis, and presently believes that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on future results of operations.

     The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company deals on financial transactions worldwide. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

     Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company anticipates that the adoption of SFAS No. 133 will not have an impact in the Company's financial statement.

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

Item 4.   Submission of Matters to a Vote of Security Holders
                           None

Item 5.   Other Information
                           None

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:
           Exhibits 11.1 Computation of Earnings (Loss) per Share Exhibits 27.0 Financial Data Schedules

(b)  Reports on Form 8-K:
           The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MECON INC.
                                       (Registrant)


Date: 8/13/98                          /s/ Vasu Devan
                                       --------------
                                          Vasu R. Devan
                                          President and Chief Executive Officer


Date: 8/13/98                          /s/ David J. Allinson
                                       ---------------------
                                          David J. Allinson
                                          Chief Financial Officer