Form 10QSB
period 1998-09-30
MECON INC
filed 1998-11-16
CIK 1002524

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

                       For the quarter ended September 30, 1998

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

The number of shares outstanding of the registrant's Common Stock on October 30, 1998 was

                                   6,242,055 shares

Transitional Small Business Disclosure Format (check one):     Yes   X  No
                                                           ---      ---

-------------------------------------------------------------------------------

                                     MECON, INC.
                                     FORM 10-QSB
                                  SEPTEMBER 30, 1998

                                  TABLE OF CONTENTS


                                                                        PAGE
PART I:   FINANCIAL INFORMATION
Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets (unaudited)
            as of September 30, 1998 and March 31, 1998                    3

            Consolidated Condensed Statements of Operations
            (unaudited) for the Three and Six Month Periods
            Ended September 30, 1998 and 1997                              4

            Consolidated Condensed Statements of Cash Flows
            (unaudited) for the Six Month Periods Ended
            September 30, 1998 and 1997                                    5

            Notes to Consolidated Condensed Financial Statements
            (unaudited)                                                    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                               18

Item 2.   Changes in Securities                                           18

Item 3.   Defaults upon Senior Securities                                 18

Item 4.   Submission of Matters to a Vote of Security Holders             18

Item 5.   Other Information                                               19

Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                19

Exhibits 11.1 Computation of Earnings (Loss) per Share                    20
         27.0 Financial Data Schedules                                    21

ITEM 1.  FINANCIAL STATEMENTS

                                     MECON, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     (unaudited)


                                                                      September 30, 1998          March 31, 1998
                                                                      --------------------------------------------
                                                  ASSETS
Current assets:
  Cash and cash equivalents                                                      $13,910                  $12,647
  Securities available-for-sale, at market                                         3,392                    3,844
  Accounts receivable, net of allowances of $338 and $308
   at September 30, 1998 and March 31, 1998,  respectively                         3,230                    2,724
  Unbilled accounts receivable                                                       576                      522
  Other current assets                                                               299                      358
                                                                      --------------------------------------------

      Total current assets                                                        21,407                   20,095

Property and equipment, net                                                        1,936                    1,430
Software development costs, net                                                    2,147                    1,776
Other assets                                                                           9                        9
                                                                      --------------------------------------------

                                                                                 $25,499                  $23,310
                                                                      --------------------------------------------
                                                                      --------------------------------------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $1,718                   $1,113
  Accrued salaries and benefits                                                      657                      848
  Deferred revenue                                                                 2,113                    1,741
                                                                      --------------------------------------------

      Total current liabilities                                                    4,488                    3,702

Long-term obligations, less current portion                                          -                         20
                                                                      --------------------------------------------

      Total liabilities                                                            4,488                    3,722
                                                                      --------------------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value 5,000,000 shares authorized;
   none issued and outstanding                                                       -                        -
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 6,239,888, and 6,201,068 issued and
   outstanding at September 30, 1998 and March  31, 1998,
   respectively                                                                        6                        6
  Additional paid in capital                                                      25,761                   25,598
  Accumulated deficit                                                             (4,756)                  (6,016)
                                                                      --------------------------------------------

      Total stockholders' equity                                                   21,011                   19,588
                                                                      --------------------------------------------

                                                                                  $25,499                  $23,310
                                                                      --------------------------------------------
                                                                      --------------------------------------------


        See accompanying notes to consolidated condensed financial statements

                                     MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                 Three months ended            Six months ended
                                                                    September 30,                September 30,
                                                          --------------------------------------------------------

                                                                 1998         1997             1998        1997
                                                          --------------------------------------------------------
Revenue:
  Subscription and license                                    $3,545        $2,736           $6,343      $4,964
  Services                                                       428         1,080            1,546       2,057
                                                          --------------------------------------------------------

     Net revenue                                               3,973         3,816            7,889       7,021

Cost of revenue                                                1,201         1,442            2,621       2,687
                                                          --------------------------------------------------------

Gross profit                                                   2,772         2,374            5,268       4,334
                                                          --------------------------------------------------------
Operating costs:
  Research and development                                       597           609            1,324       1,269
  Sales and marketing                                            705           695            1,427       1,253
  General and administrative                                     618           848            1,276       1,693
  Reorganization charges                                          -             -               -           749
                                                          --------------------------------------------------------

      Total operating costs                                    1,920         2,152            4,027       4,964
                                                          --------------------------------------------------------

Operating income (loss)                                          852           222            1,241        (630)

Interest and other income, net                                   227           173              441         344
                                                          --------------------------------------------------------

Income (loss) before provision for income taxes                1,079           395            1,682        (286)

Provision for income taxes                                       270            20              422          20
                                                          --------------------------------------------------------

Net income (loss)                                               $809          $375           $1,260       ($306)
                                                          --------------------------------------------------------
                                                          --------------------------------------------------------

Basic earnings (loss) per share                                $0.13         $0.06            $0.20      ($0.05)
                                                          --------------------------------------------------------
                                                          --------------------------------------------------------

Weighted average common stock outstanding                      6,233         6,061            6,223       6,034
                                                          --------------------------------------------------------
                                                          --------------------------------------------------------

Diluted earnings (loss) per share                              $0.12         $0.06            $0.19      ($0.05)
                                                          --------------------------------------------------------
                                                          --------------------------------------------------------

Weighted average common and dilutive potential
 common stock outstanding                                      6,577         6,262            6,632       6,034
                                                          --------------------------------------------------------
                                                          --------------------------------------------------------


        See accompanying notes to consolidated condensed financial statements

                                     MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                              Six months ended
                                                               September 30,
                                                       -------------------------
                                                            1998           1997
                                                       -------------------------
Net cash provided by operating activities                 $  2,197        $420
                                                       -------------------------

Cash flows used in (provided by) investing activities:
  Purchase of securities available-for-sale                   (564)     (3,517)
  Proceeds from sales or maturities of securities
   available-for-sale                                        1,016       5,529
  Acquisition of property and equipment                       (849)       (234)
  Computer software development costs                         (700)       (418)
                                                       -------------------------

    Net cash (used in) provided by investing
       activities                                           (1,097)      1,360
                                                       -------------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options and
     employee stock purchase plan stock sales                  163         108
                                                       -------------------------
       Net cash provided by financing
          activities                                           163         108
                                                       -------------------------
Net increase in cash and cash
  equivalents                                                1,263       1,888
Cash and cash equivalents at beginning of period            12,647       9,211
                                                       -------------------------

Cash and cash equivalents at end of period                 $13,910     $11,099
                                                       -------------------------
                                                       -------------------------


        See accompanying notes to consolidated condensed financial statements

                                     MECON, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1998
                                     (UNAUDITED)


(1)  BUSINESS OF THE COMPANY

     MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for future periods or the full year.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Beginning April 1, 1998, the Company has accounted for software and related revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support. Revenue allocated to service elements generally is recognized as the services are performed.

     Revenue generated from the initial year of a MECON-PEERx-TM- subscription and related MECON-PEERVIEW-TM- license and services contract is recognized ratably from the date of contract signing over the estimated time to deliver a customer's MECON-PEERx report, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to deliver a customer's subsequent year report, which generally takes four to five months beginning in the second or third year of the contract. Costs to deliver the MECON-PEERx products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

     Revenue from MECON-OPTIMIS-TM- and MECON-Action-Point-SM- license and implementation services are recorded as deferred revenue and recognized upon completion of services. The Company offers post-contract customer support to its MECON-OPTIMIS and MECON-Action-Point customers. Revenue from maintenance services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

     MECON-Advisory-SM- revenue is recognized as the services are performed or as the customer's specific project is completed.

     The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and six month periods ended September 30, 1998. Prior to adoption of SOP 97-2, the Company accounted for software and related revenues in accordance with SOP 91-1, SOFTWARE REVENUE RECOGNITION.

REPORTING COMPREHENSIVE INCOME

     Beginning April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three and six months ended September 30, 1998 and 1997, comprehensive income (loss) was equal to the net income (loss) reported on the Consolidated Condensed Statements of Operations.

(4)  REORGANIZATION AND OTHER SPECIAL CHARGES

During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns. At September 30, 1998, the reorganization plan is substantially complete as there are no significant costs remaining to be incurred.

(5)  EARNINGS (LOSS) PER SHARE (EPS)

     The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                      Three months ended September 30,
                                        1998                                                      1997
                     --------------------------------------------     -------------------------------------------------------
                         Income         Shares      Per Share                Income              Shares          Per Share
                      (Numerator)   (Denominator)     Amount               (Numerator)        (Denominator)        Amount
                     --------------------------------------------     -------------------------------------------------------
BASIC EPS
Income (loss)             $809          6,233         $ 0.13                 $375                6,061             $0.06
EFFECT OF DILUTIVE
 SECURITIES
Stock options               -             344          (0.01)                  -                   201                -

                     --------------------------------------------     -------------------------------------------------------
DILUTED EPS
Income (loss)
 + assumed exercises      $809          6,577         $ 0.12                 $375                6,262             $0.06
                     --------------------------------------------     -------------------------------------------------------
                     --------------------------------------------     -------------------------------------------------------

Options to purchase 290,959 common shares at prices ranging from $8 to $24 per share and 645,693 common shares at prices ranging from $3 to $24 per share were outstanding during the three months ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.


                                                       Six months ended September 30,
                                        1998                                                      1997
                     -------------------------------------------     ---------------------------------------------------------
                         Income         Shares      Per Share                Income              Shares          Per Share
                      (Numerator)   (Denominator)     Amount               (Numerator)        (Denominator)        Amount
                     --------------------------------------------     --------------------------------------------------------
BASIC EPS
Income (loss)           $1,260          6,223         $ 0.20                ($306)               6,034            ($0.05)
EFFECT OF DILUTIVE
 SECURITIES
Stock options              -              409          (0.01)                  -                     -                 -
                     --------------------------------------------     --------------------------------------------------------
DILUTED EPS
Income (loss)
 + assumed exercises    $1,260          6,632          $0.19                ($306)               6,034            ($0.05)
                     --------------------------------------------     --------------------------------------------------------
                     --------------------------------------------     --------------------------------------------------------

Options to purchase 201,735 common shares at prices ranging from $10 to $24 per share and 446,186 common shares at prices ranging from $5 to $24 per share were outstanding during the six months ended September 30, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

SUCH FACTORS ALSO INCLUDE THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS, INCLUDING BUT NOT LIMITED TO, THE REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998, AND/OR FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB.

OVERVIEW

     MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. For the three months ended September 30, 1998, approximately 89% of the Company's revenues were derived from database subscriptions and software sales. Within the acute care segment of the hospital market, MECON has marketed its products and services primarily to individual hospitals with over 100 beds.

     The following factors continue to contribute to the Company's performance during the second quarter of fiscal 1999. On November 25, 1996, the Company announced plans to complete the integration of Managed Care Information Systems, Inc. ("MCIS"), a pooling of interests transaction in fiscal 1996, centralize management of its product development, sales and product support organizations, accelerate its investment in the development of new clinical operations and quality measurement products and relocate its headquarters to larger facilities to accommodate these changes. These actions were intended to position the Company on a strong footing for long-term growth.

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

     Tactics supporting this "back-to-basics" strategy include, but are not limited to, selling the MECON-Integrated Solution-TM- whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx pricing related to the renewal of older, low margin subscriptions. The MECON-Integrated Solution is a packaged product offering that includes a MECON-PEERx subscription, MECON-Advisory and MECON-OPTIMIS. Such a packaged offering assures that the customer achieves immediate, significant and sustainable cost savings by not only receiving benchmarked-based cost management reports that identify cost reduction opportunities by department but by also receiving MECON's integrated consulting approach of implementing such identified cost reduction opportunities and installing MECON-OPTIMIS, the Company's operational cost monitoring software tool, to assure cost reductions are sustained.

     Less than 50% of MECON-OPTIMIS customers are subscribers to MECON-PEERx because MECON-OPTIMIS predates MECON-PEERx and many of the early MECON-OPTIMIS customers, on current maintenance agreements, are now sales prospects for either MECON-PEERx or the MECON-Integrated Solution. Additionally, less than 10% of the MECON-Action - Point customers are MECON-PEERx subscribers because the Company only recently began integrating the selling of MECON-Action - Point, its only clinical product, with its operational cost management products.
Therefore, a cross-selling opportunity exists that has become a tactic of the "back-to-basics" strategy.

     Many of the older multi-year MECON-PEERx subscriptions were grandfathered at substantially lower prices. The Company has adopted a firm pricing policy to migrate expiring MECON-PEERx subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, the Company is emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During the three months ended September 30, 1998, the Company renewed essentially all expiring contracts at 131% of the related customers' expiring contract values. However, as a result of this firm pricing tactic, the Company believes that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During fiscal 1998, this contract totaled 7% of revenue. The original three-year contract, signed in fiscal 1992, was one of the Company's first multi-year contracts, was steeply discounted and hence contributed very low margins. The majority of this revenue has historically been recognized in the second quarter of the fiscal year. In spite of the hospital consortium's non-renewal, revenue for the three months ended September 30, 1998 nominally increased compared to the comparable period in the prior fiscal year. The Company believes that the termination of this contract will not adversely effect future earnings.

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

     The total value of contracts signed in the three months ended September 30, 1998 increased 9% to $5.1 million compared to $4.7 million signed in the comparable period in the prior fiscal year and the Company's revenue increased by 4% to $4.0 million for the three months ended September 30, 1998 compared to $3.8 million in the comparable period in the prior fiscal year. A significant portion of the contracts signed during the quarter demonstrated a return of consulting engagements compared to the first quarter of fiscal 1999. However, because the contracts were signed late in the quarter, a significant amount of the revenue could not be recognized until the services were provided. Because contract signings and delivery of related services impact the timing of revenue recognition, the Company's consulting revenue in a given quarter may fluctuate substantially.

     As a result of continued year-over-year increases in the total value of contracts signed since the adoption of the "back-to-basics" strategy, the Company has achieved quarter-over-quarter revenue growth. These increases in total contract value continue to build the Company's backlog, which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the second quarter of fiscal 1999 was $5.1 million compared to $4.0 million in revenue recognized, backlog increased by approximately $1.1 million in the second quarter of fiscal 1999.

     An increasing base of recurring revenue is primarily driving quarter-over-quarter revenue growth. Currently, approximately 50% to 75% of the Company's quarterly revenue is derived from backlog. The remaining 25% to 50% is generated from contracts signed during that respective quarter. The increase in the recurring base of revenue coupled with strong expense controls have returned the Company to profitability, excluding the reorganization charge in the first quarter of fiscal 1998, for the sixth consecutive quarter.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ------------------------------------------------
                                                       1998      1997                1998     1997
                                                    ------------------------------------------------
STATEMENTS OF OPERATIONS
Revenue:
  Subscription and license.......................       89%       72%                 80%      71%
  Services.......................................       11%       28%                 20%      29%
                                                     -----------------------------------------------
     Net revenue.................................      100%      100%                100%     100%
Cost of revenue..................................       30%       38%                 33%      38%
                                                     -----------------------------------------------
Gross profit.....................................       70%       62%                 67%      62%
Operating costs:
  Research and development.......................       15%       16%                 17%      18%
  Sales and marketing............................       18%       18%                 18%      18%
  General and administrative.....................       16%       22%                 16%      24%
  Reorganization charges.........................        -         -                   -       11%
                                                     -----------------------------------------------

     Total operating costs.......................       49%       56%                 51%      71%
                                                     -----------------------------------------------
Operating income (loss)..........................       21%        6%                 16%      (9%)
Interest and other income, net...................        6%        5%                  5%       5%
                                                     -----------------------------------------------
Income (loss) before provision for income taxes..       27%       11%                 21%      (4%)
Provision for income taxes.......................        7%        1%                  5%       -
                                                     -----------------------------------------------
Net income (loss)................................       20%       10%                 16%      (4%)
                                                     -----------------------------------------------
                                                     -----------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

     Revenue for the three months ended September 30, 1998 increased 4% to $4.0 million compared to $3.8 million for the comparable period in the prior fiscal year. Subscription and license revenue for the three months ended September 30, 1998 increased 30% to $3.5 million compared to $2.7 million for the comparable period in the prior fiscal year and accounted for all of the revenue increase. This increase was primarily attributable to an increased base of recurring revenue from multi-year subscription contracts sold in prior periods and a resurgence of MECON-OPTIMIS conversions. The increase in recurring revenue is attributable to the Company's strategy of requiring its customers to sign three year contracts for its MECON-PEERx product.

     The 60% decrease in services revenue to $428,000 from $1.1 million was primarily due to the timing of contract signings and delivery of related services that impact the timing of revenue recognition. Given the shift in contract mix where a greater number, and total value, of contracts signed in the first quarter of fiscal 1999 were MECON-PEERx subscriptions, the Company anticipated that services revenue for the second quarter of fiscal 1999 would decrease sequentially from the first quarter of fiscal 1999 and the comparable period in the prior fiscal year. The Company's current strategy includes expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products. Although the Company anticipates a greater percentage of its future revenue to be derived from consulting services, consulting service contracts are significantly larger dollar contracts than MECON-PEERx, MECON-OPTIMIS and MECON-Action - Point contracts. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting service revenue may significantly vary from quarter to quarter.

COST OF REVENUE

     Cost of revenue for the three months ended September 30, 1998 decreased 17% to $1.2 million compared to $1.4 million for the comparable period in the prior fiscal year. The decrease in cost of revenue was primarily attributable to a decrease in direct costs related to the delivery of products, slightly offset by an increase in MECON-PEERx, MECON-OPTIMIS and MECON-Action - Point product delivery personnel. Given the shift in mix of revenue from consulting services towards products which have a higher gross margin, the Company experienced a significant decrease in independent contractor expenses, bonuses, paid time off, travel, phone and printing costs. The employee count increased to 56 during the three months ended September 30, 1998 from 49 in the comparable period in the prior fiscal year. Cost of revenue for the three months ended September 30, 1998 decreased to 30% of revenue compared to 38% for the comparable period in the prior fiscal year. The decrease in percentage of revenue was primarily due to the aforementioned factors. The Company continues to leverage efficiencies in delivery related to multi-year subscription customers. The Company anticipates cost of revenue to increase in absolute dollars due to the increase in amortization of software development costs as the next generation of its products are released, as well as the anticipated shift in revenue towards consulting services revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 1998 decreased 2% to $597,000 compared to $609,000 for the comparable period in the prior fiscal year. This decrease was primarily due to a shift in focus from research efforts to development as well as an increase in technical and programming personnel which resulted in an increase in the capitalization of software development costs. During the three months ended September 30, 1998, approximately $405,000 was capitalized for internally developed software related to product development compared to $175,000 for the comparable period in the prior year. Research and development expenses for the three months ended September 30, 1998 decreased to 15% of revenue compared to 16% for the comparable period in the prior fiscal year. This decrease as a percentage of revenue was primarily due to a planned product development effort with respect to anticipated revenue levels and increase in capitalization of software development costs. While the dollars spent as a percentage of revenue decreased, the absolute dollars spent increased as the Company continues to develop the next generation of MECON-PEERVIEW, Version 5.0, through late fiscal 1999, and accordingly, the Company anticipates research and development spending to increase in absolute dollars.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended September 30, 1998 increased 1% to $705,000 compared to $695,000 for the comparable period in the prior fiscal year. This increase was primarily due to an increase in employees, marketing activities, travel and office infrastructure offset by a restructured commission plan. The employee count increased to 12 during the three months ended September 30, 1998 from eight in the comparable period in the prior fiscal year. Sales and marketing expenses for the three months ended September 30, 1998 remained consistent at 18% of revenue compared to the comparable period in the prior fiscal year. The Company anticipates sales and marketing expenses to increase in absolute dollars due to increased commissions related to an increasing customer base and marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended September 30, 1998 decreased 27% to $618,000 compared to $848,000 for the comparable period in the prior fiscal year. This decrease was primarily due to reductions in bonuses, bad debts, investor relations, legal and professional fees, and expenses related to office infrastructure. The reduction in bonuses, bad debts, investor relations and professional fees individually accounted for the largest portion of the decrease. General and administrative expenses for the three months ended September 30, 1998 decreased to 16% of revenue compared to 22% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to the aforementioned cost reduction initiatives. The Company anticipates general and administrative expenses to increase in absolute dollars due to depreciation and amortization and a new corporate wide training program.


PROVISION FOR INCOME TAXES

     The increase in the income tax provision for the three months ended September 30, 1998 of $250,000 was primarily attributable to the Company achieving increased profitability over the past five quarters and the use of its net operating loss carryforwards and other tax credits. The remaining net operating loss carryforwards and tax credits taken in conjunction with the Company's anticipated profit is expected to result in an effective tax rate of 25% for fiscal 1999. Therefore, the Company provided taxes at such a rate in the first and second quarters of fiscal 1999. In the prior fiscal year, the Company had a larger net operating loss carryforward and tax credits to offset current income taxes.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

     Revenue for the six months ended September 30, 1998 increased 12% to $7.9 million compared to $7.0 million for the comparable period in the prior year. Subscription and license revenue for the six months ended September 30, 1998 increased 28% to $6.3 million compared to $5.0 million for the comparable period in the prior year and accounted for all of the revenue increase. This increase was primarily due to an increased base of recurring revenue from multi-year subscription contracts and a resurgence of MECON-OPTIMIS conversions. Services revenue for the six months ended September 30, 1998 decreased 25% to $1.5 million compared to $2.1 million for the comparable period in the prior year. The decrease was primarily due to the timing of contract signings and delivery of related services that impact the timing of revenue recognition. The Company anticipates service revenue to increase as a percent of total revenues. This anticipated increase is primarily due to the Company's continued strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's products.


COST OF REVENUE

     Cost of revenue for the six months ended September 30, 1998 decreased 2% to $2.6 million compared to $2.7 million for the comparable period in the prior year. Although the Company did increase its product delivery personnel, this expense was offset by a decrease in direct costs associated with product delivery during the second quarter of fiscal 1999. Given the shift in mix of revenue, the Company experienced a significant decrease in contractor expenses, bonuses, paid time off, travel, phone and printing costs. Cost of revenue for the six months ended September 30, 1998 decreased to 33% of total revenue compared to 38% for the comparable period in the prior year, primarily due to the aforementioned factors. The Company anticipates cost of revenue to increase in absolute dollars due to the increase in amortization of software development costs as the next generation of its products are released, as well as the anticipated shift in revenue towards consulting services revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the six months ended September 30, 1998 remained constant at $1.3 million. However, efforts in development activities increased resulting in the addition of technical and programming personnel related to new product development. This was offset by a resulting increase in capitalized software development costs. During the six months ended September 30, 1998, $700,000 was capitalized for internally developed software related to product development compared to $415,000 for the comparable period in the prior year. Research and development expenses for the six months ended September 30, 1998 decreased to 17% compared to 18% for the comparable period in the prior year primarily due to a planned development effort with respect to anticipated revenue levels and an increase in capitalized software costs. The Company anticipates research and development spending to increase in absolute dollars as the Company continues to develop the next generation of MECON-PEERVIEW, Version 5.0 through late fiscal 1999.


SALES AND MARKETING

     Sales and marketing expenses for the six months ended September 30, 1998 increased 14% to $1.4 million compared to $1.3 million for the comparable period in the prior year, primarily due an increase in employees, marketing activities, travel and office infrastructure. Sales and marketing expenses for the six months ended September 30, 1998 remained constant at 18% of revenue primarily due to an increase in employees, marketing activities, travel and office infrastructure coupled with increasing revenue levels. The Company anticipates sales and marketing expenses to increase in absolute dollars due to increased commissions related to an increasing customer base and marketing efforts.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the six months ended September 30, 1998 decreased 25% to $1.3 million compared to $1.7 million for the comparable period in the prior year, primarily due to reductions in rent, bonuses, bad debts, investor relations, legal and professional fees, and expenses related to office infrastructure. General and administrative expenses for the six months ended September 30, 1998 decreased to 16% of revenue compared to 24% for the comparable period in the prior year, primarily due to the aforementioned factors. The Company anticipates general and administrative expenses to increase in absolute dollars due to depreciation and amortization and a new corporate wide training program.


REORGANIZATION CHARGES

     No reorganization charges were incurred during the six months ended September 30, 1998 compared to $749,000 for the comparable period in the prior fiscal year. The decrease was primarily due to the series of management changes and corrective measures taken in the first quarter of fiscal 1998 as previously discussed compared to no such actions in the first quarter of fiscal 1999.

PROVISION FOR INCOME TAXES

    The increase in the income tax provision for the six months ended September 30, 1998 of $402,000 was primarily attributable to the Company achieving increased profitability over the past five quarters and the use of its net operating loss carryforwards and other tax credits. The remaining net operating loss carryforwards and tax credits taken in conjunction with the Company's anticipated profit is expected to result in an effective tax rate of 25% for fiscal 1999. Therefore, the Company provided taxes at such a rate in the first and second quarters of fiscal 1999. In the prior fiscal year, the Company had a larger net operating loss carryforward and tax credits to offset current income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's cash, cash equivalents and securities available-for-sale increased by $811,000 to $17.3 million compared to $16.5 million at March 31, 1998 primarily as a result of strong cash collections and cash management. The Company generated $2.2 million of cash flow from operating activities for the six months ended September 30, 1998 compared to $420,000 in the comparable period in the prior year. This improvement was primarily due to increased net income and cash collections augmented by strong cash management. The Company's days of sales outstanding (DSO) remained relatively constant at 68 days at September 30, 1998 compared to 63 days at March 31, 1998.

     As of September 30, 1998, the Company had net working capital of $16.9 million, including cash, cash equivalents and securities available-for-sale of $17.3 million. Given the Company's strong cash position as of September 30, 1998, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

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

     The Company is currently evaluating the status of its products, one of which is not at present Year 2000 compliant and expects to implement programming changes necessary to address Year 2000 issues. The Company is also evaluating its internal systems and expects to complete this evaluation by the end of this fiscal year. The Company expects to implement the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis by June 1999. The Company is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company expects that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on future results of operations.

     The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from customers' benchmarking information gathering systems and other third parties with whom the Company deals on financial transactions. While the Company expects to complete its efforts to seek assurance from its suppliers, service providers, and customers by the end of this fiscal year, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company.

NEW ACCOUNTING STANDARDS TO BE ADOPTED

     Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company anticipates that the adoption of SFAS No. 133 will not have an impact on the Company's consolidated financial statements.

 PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings
                         None

Item 2.   Changes in Securities
                         None

Item 3.   Defaults upon Senior Securities
                         None

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on August 12, 1998:


(a) The following directors were elected:



         Directors                     Votes For         Votes Withheld
         ---------                     ---------         ---------------
         Vasu R. Devan                 5,630,300         234,969
         Raju Rajagopal                5,630,300         234,969
         Kathy Brittain White          5,632,249         233,020
         Richard McCann                5,630,061         235,208
         M. Greg Allio                 5,632,849         232,420

(b)  The Stockholders approved the following proposals:


                                             Number of Common Shares Voted
Proposal                         For             Against            Abstain         No Vote
--------                         ---             -------            -------         -------

Ratification of appointment
of KPMG Peat Marwick LLP
as independent accountants     5,831,049         33,750                 470              0

Amendment to the 1995
Director Option Plan to
increase the number of
shares of Common Stock
reserved for issuance
thereunder by 100,000
shares                        4,028,311        730,967               3,600      1,102,391

Amendment to the 1995
Stock Plan to increase
the number of shares of
Common Stock reserved for
issuance thereunder by
500,000 shares                3,435,575      1,293,232               8,750      1,127,712

Amendment to the 1995
Employee Stock Purchase
Plan to increase the
number of shares of Common
Stock reserved for issuance
thereunder by 100,000 shares  4,694,178         65,050               3,650      1,102,391


Item 5.   Other Information
                         None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:
          Exhibits 11.1  Computation of Earnings (Loss) per Share
          Exhibits 27.0  Financial Data Schedules

(b) Reports on Form 8-K:
     The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MECON INC.
                                   (Registrant)




     Date:  11/13/98               /s/ Vasu Devan
                                   --------------
                                    Vasu R. Devan
                                    President and Chief Executive Officer




     Date:  11/13/98               /s/ David J. Allinson
                                   ---------------------
                                    David J. Allinson
                                    Chief Financial Officer