Form 10QSB
period 1998-12-31
MECON INC
filed 1999-02-16
CIK 1002524

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                   -------------

                                    FORM 10-QSB

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF  THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended December 31, 1998

                                         OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File Number:  0-27048
                                   -------------

                                    MECON, INC.

         (Exact name of small business issuer as specified in its charter)

          Delaware                                             94-2702762
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

                             200 Porter Drive, Suite 210
                            San Ramon, California  94583
                     (address of principal executive officers)

          Issuer's telephone number, including area code:  (925) 838-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days                                   X  Yes        No
                                                     -----      -----
The number of shares outstanding of the registrant's Common Stock on February 9, 1999 was
                                  6,301,965 shares

Transitional Small Business Disclosure Format (check one):      Yes     X  No
                                                           -----      -----

                                    MECON, INC.
                                    FORM 10-QSB
                                 DECEMBER 31, 1998

                                 TABLE OF CONTENTS

                                                                                   PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets (unaudited)  as of
           December 31, 1998 and March 31, 1998                                      3

           Consolidated Condensed Statements of Income (unaudited) for the
           Three and Nine Month Periods Ended December 31, 1998 and 1997             4

           Consolidated Condensed Statements of Cash Flows (unaudited) for the
           Nine Month Periods Ended December 31, 1998 and 1997                       5

           Notes to Consolidated Condensed Financial Statements (unaudited)          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                          18

Item 2.  Changes in Securities                                                      18

Item 3.  Defaults upon Senior Securities                                            18

Item 4.  Submission of Matters to a Vote of Security Holders                        18

Item 5.  Other Information                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                           18

Signatures                                                                          19

Exhibits 11.1 Computation of Earnings (Loss) per Share                              20
         27.0 Financial Data Schedules                                              21

                                        2

ITEM 1.  FINANCIAL STATEMENTS

                                   MECON, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        December 31, 1998          March 31, 1998
                                                                       ------------------------------------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                    $12,307                 $12,647
     Securities available-for-sale, at market                                       5,736                   3,844
     Accounts receivable, net of allowances of $195 and $308
        at December 31, 1998 and March 31, 1998,  respectively                      3,595                   2,724
     Unbilled accounts receivable                                                     291                     522
     Related party receivable                                                          30                       -
     Other current assets                                                             586                     358
                                                                       ------------------------------------------

             Total current assets                                                  22,545                  20,095

Property and equipment, net                                                         1,856                   1,430
Software development costs, net                                                     2,320                   1,776
Other assets                                                                            9                       9
                                                                       ------------------------------------------

                                                                                  $26,730                 $23,310
                                                                       ------------------------------------------
                                                                       ------------------------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $ 1,898                 $ 1,113
     Accrued salaries and benefits                                                    869                     848
     Deferred revenue                                                               1,946                   1,741
                                                                       ------------------------------------------

            Total current liabilities                                               4,713                   3,702

Long-term obligations, less current portion                                             -                      20
                                                                       ------------------------------------------

            Total liabilities                                                       4,713                   3,722
                                                                       ------------------------------------------

Stockholders' equity:
    Preferred stock, $.001 par value 5,000,000 shares authorized;
       none issued and outstanding                                                      -                       -
    Common stock, $.001 par value; 50,000,000 shares
       authorized; 6,280,384, and 6,201,068 issued and
       outstanding at December 31, 1998 and March  31, 1998,
       respectively                                                                     6                       6
    Additional paid in capital                                                     25,899                  25,598
    Accumulated deficit                                                            (3,888)                 (6,016)
                                                                       ------------------------------------------

             Total stockholders' equity                                            22,017                  19,588
                                                                       ------------------------------------------

                                                                                  $26,730                 $23,310
                                                                       ------------------------------------------
                                                                       ------------------------------------------

      See accompanying notes to consolidated condensed financial statements

                                                    MECON, INC.
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                          Three months ended          Nine months ended
                                                             December 31,               December 31,
                                                        --------------------------------------------------
                                                           1998           1997        1998         1997
                                                        --------------------------------------------------
Revenue:
     Subscription and license                              $3,439       $2,973      $ 9,782      $ 7,937
     Services                                               1,188          924        2,734        2,981
                                                        --------------------------------------------------

            Net revenue                                     4,627        3,897       12,516       10,918

Cost of revenue                                             1,485        1,400        4,106        4,087
                                                        --------------------------------------------------

Gross profit                                                3,142        2,497        8,410        6,831
                                                        --------------------------------------------------

Operating costs:
     Research and development                                 826          665        2,150        1,934
     Sales and marketing                                      786          705        2,213        1,958
     General and administrative                               600          811        1,876        2,504
     Reorganization charges                                     -            -            -          749
                                                        --------------------------------------------------

            Total operating costs                           2,212        2,181        6,239        7,145
                                                        --------------------------------------------------

Operating income (loss)                                       930          316        2,171         (314)

Interest and other income, net                                227          185          668          529
                                                        --------------------------------------------------

Income before provision for income taxes                    1,157          501        2,839          215

Provision for income taxes                                    289           25          711           45
                                                        --------------------------------------------------

Net income                                                 $  868       $  476      $ 2,128      $   170
                                                        --------------------------------------------------
                                                        --------------------------------------------------

Basic earnings per share                                   $ 0.14       $ 0.08      $  0.34      $  0.03
                                                        --------------------------------------------------
                                                        --------------------------------------------------

Weighted average common stock outstanding                   6,257        6,097        6,235        6,041
                                                        --------------------------------------------------
                                                        --------------------------------------------------

Diluted earnings per share                                 $ 0.13       $ 0.07      $  0.32      $  0.03
                                                        --------------------------------------------------
                                                        --------------------------------------------------

Weighted average common and dilutive potential
   common stock outstanding                                 6,603        6,456        6,632        6,316
                                                        --------------------------------------------------
                                                        --------------------------------------------------

      See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Nine months ended
                                                               December 31,
                                                           --------------------
                                                             1998        1997
                                                           --------------------
Net cash provided by operating activities                   $ 3,268     $ 2,124
                                                           --------    --------

Cash flows (used in) provided by investing activities:
     Purchase of securities available-for-sale               (2,921)     (5,241)
     Proceeds from sales or maturities of securities
        available-for-sale                                    1,030       6,047
     Acquisition of property and equipment                     (979)       (283)
     Computer software development costs                     (1,039)       (616)
                                                           --------------------

            Net cash used in investing activities            (3,909)        (93)
                                                           --------------------

Cash flows from financing activities:
     Proceeds from exercise of stock options and
        employee stock purchase plan stock sales                301         317
                                                           --------------------
            Net cash provided by financing
                 activities                                     301         317
                                                           --------------------
Net (decrease)/increase in cash and cash
    equivalents                                                (340)      2,348
Cash and cash equivalents at beginning of period             12,647       9,211
                                                           --------------------

Cash and cash equivalents at end of period                  $12,307     $11,559
                                                           --------------------
                                                           --------------------

      See accompanying notes to consolidated condensed financial statements

                                     MECON, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1998
                                     (UNAUDITED)


(1)  BUSINESS OF THE COMPANY

     MECON, Inc. (the Company) provides subscriptions to an information database, licenses to software products, and consulting services to the health care industry. These products and services improve performance and reduce costs for health care organizations through the use of benchmark information, processes, and tools.

(2)  INTERIM FINANCIAL INFORMATION

     The consolidated interim financial statements of the Company presented herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and notes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly the Company's financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for future periods or the full year.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Beginning April 1, 1998, the Company has accounted for the sale of software and related revenues in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software products generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support. Revenue allocated to service elements generally is recognized as the services are performed.

     Revenue generated from the initial year of a MECON-PEERx-TM-subscription and related MECON-PEERVIEW-TM- license and services contract is recognized ratably from the date of contract signing over the estimated time to the complete acquisition of data into the database, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to the complete acquisition of data into the database, which generally takes four to five months beginning in the second or third year of the contract. Revenue generated from the initial year of a PEER Overview Assessment contract is recognized ratably from the date of contract signing over the estimated time to the complete acquisition of data into the database, the overview assessment, and the executive briefing, which is generally five to six months in duration. Costs to deliver the MECON-PEERx products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

     Revenue from MECON-OPTIMIS-TM- and MECON-Action-Point-SM- license and implementation services are recorded as deferred revenue and recognized upon completion of implementation. The Company offers post-contract customer support to its MECON-OPTIMIS and MECON-Action-Point customers. Revenue from maintenance services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

     MECON-Advisory-TM- revenue is recognized as the services are performed or as the customer's specific project is completed.

     The Company's adoption of SOP 97-2 did not have a material effect on the Company's financial statements for the three and nine month periods ended December 31, 1998. Prior to adoption of SOP 97-2, the Company accounted for software and related revenues in accordance with SOP 91-1, SOFTWARE REVENUE RECOGNITION.

REPORTING COMPREHENSIVE INCOME

     Beginning April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three and nine months ended December 31, 1998 and 1997, comprehensive income was equal to the net income reported on the Consolidated Condensed Statements of Income.

(4)  REORGANIZATION CHARGES

During the first quarter of fiscal 1998, the Company took action to reduce its ongoing quarterly operating expense base. As a part of the expense reduction effort, the Company decreased its workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns. At December 31, 1998, the reorganization plan is substantially complete as there are no significant costs remaining to be incurred.

(5) EARNINGS PER SHARE (EPS)

     The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                      Three months ended December 31,
                                            1998                                          1997
                          ------------------------------------------    ------------------------------------------
                             Income         Shares       Per Share         Income         Shares       Per Share
                          (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                          ------------------------------------------    ------------------------------------------
BASIC EPS
Income                        $868          6,257          $0.14            $476           6,097         $0.08
EFFECT OF DILUTIVE
   SECURITIES
Stock options                  -              346          (0.01)            -               359         (0.01)

                          ------------------------------------------    ------------------------------------------
DILUTED EPS
Income
  + assumed exercises         $868          6,603          $0.13            $476           6,456         $0.07

                          ------------------------------------------    ------------------------------------------
                          ------------------------------------------    ------------------------------------------

Options to purchase 470,825 common shares at prices ranging from $8 to $24 per share and 277,164 common shares at prices ranging from $8 to $24 per share were outstanding during the three months ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

                                                       Nine months ended December 31,
                                             1998                                         1997
                          ------------------------------------------    ------------------------------------------
                             Income         Shares       Per Share         Income         Shares       Per Share
                          (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                          ------------------------------------------    ------------------------------------------
BASIC EPS
Income                       $2,128         6,235         $ 0.34            $170           6,041         $0.03
EFFECT OF DILUTIVE
   SECURITIES
Stock options                  -              397          (0.02)            -               275           -

                          ------------------------------------------    ------------------------------------------
DILUTED EPS
Income
  + assumed exercises        $2,128         6,632         $ 0.32            $170           6,316         $0.03
                          ------------------------------------------    ------------------------------------------
                          ------------------------------------------    ------------------------------------------

Options to purchase 214,401 common shares at prices ranging from $8.88 to $24 per share and 411,114 common shares at prices ranging from $5 to $24 per share were outstanding during the nine months ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS PRESS RELEASE ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH FACTORS INCLUDE:

(1) DEPENDENCE ON ACQUIRING DATA FROM CUSTOMER SYSTEMS WHICH MAY NOT YET BE YEAR 2000 COMPLIANT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, IF CUSTOMERS ARE INCAPABLE OR UNWILLING TO SUBMIT DATA. (2) VARIABILITY IN QUARTERLY REVENUES RELATED TO THE TIMING OF LARGE CONSULTING ENGAGEMENTS. CONSULTING CONTRACTS ARE TYPICALLY LARGE DOLLAR CONTRACTS THAT REPRESENT A MATERIAL PERCENTAGE OF THE COMPANY'S QUARTERLY REVENUE. DELAYS IN CONTRACT SIGNING COULD RESULT IN LOWER SERVICES REVENUES FOR THE COMPANY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AND (3) NON-RENEWAL OF OLDER, STEEPLY DISCOUNTED CONTRACTS AT HIGHER PRICES DUE TO PRICING SENSITIVITY. TERMINATION OF CUSTOMER RELATIONSHIPS COULD RESULT IN LOWER SUBSCRIPTION REVENUES FOR THE COMPANY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION, AS WELL AS:

     - VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
     - DEPENDENCE ON PRINCIPAL PRODUCTS
     - INTEGRITY AND RELIABILITY OF DATABASE
     - COMPETITION
     - DEPENDENCE ON STRATEGIC RELATIONSHIPS
     - CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY
     - POTENTIAL ACQUISITIONS
     - DEPENDENCE ON KEY PERSONNEL

SUCH FACTORS ALSO INCLUDE THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S OTHER SEC REPORTS, INCLUDING BUT NOT LIMITED TO, THE REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998, AND/OR FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB.

OVERVIEW

     MECON is a leading healthcare benchmarking solutions company. The Company's proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From its incorporation until 1989, MECON's revenue was primarily derived from consulting services for acute care hospitals. Since 1990, the Company has focused upon building critical mass in its PEERx database product as well as increasing the installed base for software products, MECON-OPTIMIS and MECON Action-Point. As a result, the Company has transitioned into providing a variety of products and services that employ its proprietary database comprised of acute care hospitals' operational cost and key performance information. Although 78% of the Company's revenues were derived from database subscriptions and software sales during the nine months ended December 31, 1998, the Company believes that an increasing proportion of its revenues will be derived from consulting services.

The Company anticipates this change in business mix as a result of its recently adopted customer intimacy strategy. The Company's ability to develop and maintain long-term customer relationships is core to this strategy. As a key imperative of this strategy, the Company must deliver immediate, significant and sustainable value, in the form of operational cost reductions, to its customers. Without consulting services, hospital management teams may not have the breadth and depth to act upon the cost reduction opportunities identified by the PEERx database. If no action is taken, customers may not perceive value from the database, and as a result, not renew their subscriptions.

     Tactics supporting the customer intimacy strategy include, but are not limited to, selling the MECON-Integrated Solution-TM- whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx pricing related to the renewal of older, low margin subscriptions. The MECON-Integrated Solution is a packaged product offering that includes a MECON-PEERx subscription, MECON-Advisory and MECON-OPTIMIS. Such a packaged offering assures that the customer achieves immediate, significant and sustainable cost savings by not only receiving benchmark-based cost management reports that identify cost reduction opportunities by department but by also receiving MECON's integrated consulting approach of implementing such identified cost reduction opportunities and installing MECON-OPTIMIS, the Company's operational cost monitoring software tool, to assure cost reductions are sustained.

     Less than 50% of MECON-OPTIMIS customers are subscribers to MECON-PEERx because MECON-OPTIMIS predates MECON-PEERx and many of the early MECON-OPTIMIS customers, on current maintenance agreements, are now sales prospects for either MECON-PEERx or the MECON-Integrated Solution. Therefore, a cross-selling opportunity exists that has become a tactic of this strategy.

     Many of the older multi-year MECON-PEERx subscriptions were grandfathered at substantially lower prices. The Company has adopted a firm pricing policy to migrate expiring MECON-PEERx subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, the Company is emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During the nine months ended December 31, 1998, the Company renewed essentially all expiring contracts at 130% of the related customers' expiring contract values. However, as a result of this firm pricing tactic, the Company believes that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During fiscal 1998, this contract totaled $1.1 million or 7% of revenue. The original three-year contract, signed in fiscal 1992, was one of the Company's first multi-year contracts, was steeply discounted and hence contributed very low margins. We have traditionally recognized approximately 55% of the hospital consortium revenue has historically been recognized in the September quarter and the remaining 45% in the December quarter. Including the revenue impact of this contract's non-renewal on the December 1998 quarter, revenue for the three months ended December 31, 1998 increased 19% to $4.6 million compared to $3.9 million for the comparable period in the prior year. Revenue for the nine months ended December 31, 1998 increased 15% to $12.5 million compared to $10.9 million for the comparable period in the prior year. The Company believes that the termination of this contract will not adversely effect future earnings.

     The total value of contracts signed in the three months ended December 31, 1998 increased 33% to a record $6.5 million compared to $4.9 million signed in the comparable period in the prior fiscal year and $5.1 million in the second quarter of 1999. This marks the Company's second consecutive quarter of record contract signings. Of the $6.5 million, consulting contract value signed represented approximately $1.9 million, up 123% from the September 30, 1998 quarter and 148% from the comparable quarter in the prior fiscal year. The sequential and year-over-year growth in consulting contract value signed continues to assist the Company in executing on its customer intimacy strategy, build its revenue backlog and improve its visibility to consulting revenue in the immediate future. Of the $6.5 million, the database and software contract value signed represented approximately $4.6 million, up 8% from the September 30, 1998 quarter and 11% from the comparable quarter in the prior fiscal year. Contributing to the growth rate of the database and software contract value signed was one particular database customer in the December 31, 1998 quarter that signed a one-year PEERx contract with options to renew the contract in years two and three versus the Company's standard three-year contract. If the customer had signed a three-year contract, the sequential and year-over-year growth rate would have amounted to 39% and 43%, respectfully. This one-year contract was with Catholic Healthcare West (CHW), which expanded its use of MECON's operations benchmarking information services from the twenty CHW facilities, with three-year contract terms, currently served in the Southern California market to all 47 CHW facilities throughout the western United States.

     As a result of continued increases in the total value of contracts signed, the Company has achieved record revenue. These increases in total contract value continue to build the Company's backlog, which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the third quarter of fiscal 1999 was $6.5 million compared to $4.6 million in revenue recognized, backlog increased by approximately $1.9 million in the third quarter of fiscal 1999. Currently, approximately 50% to 75% of the Company's quarterly revenue is derived from backlog. The remaining 25% to 50% is generated from contracts signed during that respective quarter. The increase in the recurring base of revenue, strong renewals and consulting contracts coupled with strong expense controls have continued to drive improvement in the Company's gross and operating margins.

In January 1999, the Company announced the release of its new database product, MECON-PEERnext. MECON-PEERnext enables customers with an industry-standard browser to access the MECON-PEERx database. The interactive capability of MECON-PEERnext provides customers the ability to create and analyze their individualized benchmarking reports with a faster turnaround. MECON-PEERnext eliminates the need for customers to install customized
software on their computers to obtain benchmarking reports.   Additionally,
customers can analyze performance metrics from their organization relative to a peer group or over time in either graphical or tabular format. The Company believes the release of MECON-PEERnext leverages the value of the existing database to its customers, strengthens the Company's competitive position and creates cost efficiencies in its internal operations by greatly reducing printing and supply costs related to delivering benchmarking reports through a browser. Existing customers will be migrated to MECON-PEERnext during the next eighteen months.

In January 1999, the Company notified HBOC of its intent to terminate its strategic relationship with HBOC by March 1999. At the same time, the Company expressed its willingness, and intent, to renegotiate the partnership agreement with more balanced economic terms. However, if the Company can not renegotiate mutually acceptable terms, MECON is prepared for the relationship to terminate. During last fiscal year and through the nine months ended December 31, 1998, HBOC sales accounted for less than 3% of revenue. The Company believes that the termination of this relationship will not adversely affect future earnings.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

                                                           Three Months Ended               Nine Months Ended
                                                               December 31,                   December 31,
                                                          ---------------------------------------------------
                                                             1998         1997            1998         1997
                                                          ---------------------------------------------------
STATEMENTS OF OPERATIONS
Revenue:
    Subscription and software......................           74%          76%             78%          73%
    Consulting services............................           26%          24%             22%          27%
                                                          ---------------------------------------------------
       Net revenue.................................          100%         100%            100%         100%
Cost of revenue ...................................           32%          36%             33%          37%
                                                          ---------------------------------------------------
Gross profit ......................................           68%          64%             67%          63%
Operating costs:
    Research and development.......................           18%          17%             17%          18%
    Sales and marketing............................           17%          18%             18%          18%
    General and administrative.....................           13%          21%             15%          23%
    Reorganization charges.........................            -            -               -            7%
                                                          ---------------------------------------------------
          Total operating costs....................           48%          56%             50%          66%
                                                          ---------------------------------------------------
Operating income (loss) ...........................           20%           8%             17%          (3%)
Interest and other income, net ....................            5%           5%              5%           5%
                                                          ---------------------------------------------------
Income (loss) before provision for income taxes ...           25%          13%             22%           2%
Provision for income taxes ........................            6%           1%              6%           -
                                                          ---------------------------------------------------
Net income (loss) .................................           19%          12%             16%           2%
                                                          ---------------------------------------------------
                                                          ---------------------------------------------------

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

REVENUE

     Revenue for the three months ended December 31, 1998 increased 19% to $4.6 million compared to $3.9 million for the comparable period in the prior fiscal year. Subscription and software revenue increased 16% to $3.4 million compared to $3.0 million for the comparable period in the prior fiscal year and accounted for 64% of the increase. Consulting services revenue increased 29% to $1.2 million compared to $924,000 for the comparable period in the prior fiscal year and accounted for the remainder of the increase.

The increase in subscription and software revenue was primarily attributable to an increasing number of renewing subscribers at higher unit prices and an increasing number of new subscribers. Revenue related to renewals accounted for approximately 60% of the increase. The expanding base of recurring revenue from multi-year subscription contracts sold in prior years and new PEERx contracts signed during the three months ended December 31, 1998 equally contributed to the remainder of the increase.

The increase in consulting services revenue was primarily attributable to an increase in consulting engagements sold over the last six months. During the quarters ended September 30, 1998 and December 31, 1998 approximately $2.7 million of consulting contracts were sold compared to $1.7 million in the comparable quarter ended December 31, 1997. The Company anticipates consulting services to increase as a percent of revenue given the Company's customer intimacy strategy. This strategy includes expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's database. Although the Company anticipates a greater percent of its future revenue to be derived from consulting services, consulting service contracts are significantly larger dollar contracts than MECON-PEERx, MECON-OPTIMIS and MECON-Action-Point contracts. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting service revenue may significantly vary from quarter to quarter.

COST OF REVENUE

     Cost of revenue for the three months ended December 31, 1998 increased 6% to $1.5 million compared to $1.4 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to increased personnel and related costs as well as increased amortization of software development costs partially offset by decreased printing costs related to the non-renewal of the hospital consortium contract. The hospital consortium contract required significant paper deliverables to all 40 academic facilities related to the benchmarking reports. The employee count increased to 55 during the three months ended December 31, 1998 from 49 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $172,000 for the three months ended December 31, 1998 from $147,000 for the comparable period in the prior fiscal year. Cost of revenue for the three months ended December 31, 1998 decreased to 32% of revenue compared to 36% for the comparable period in the prior fiscal year. The decrease in cost of revenue as a percent of revenue is primarily a result of increased pricing on both new and renewing MECON-PEERx contracts and higher daily billing rates achieved for the Company's fixed-fee consulting engagements. The Company anticipates cost of revenue to increase in absolute dollars due to planned increases in employees and increases in amortization of software development costs. The Company anticipates cost of revenue as a percent of revenue to remain relatively constant as the efficiencies gained in technology and pricing are offset by a shift in revenue mix to consulting.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended December 31, 1998 increased 24% to $826,000 compared to $665,000 for the comparable period in the prior fiscal year. This increase was primarily due to an increase in personnel working on MECON-PEERnext version 2.0 functional specifications, which is planned for release in the second or third quarter of fiscal 2000. During the three months ended December 31, 1998, approximately $339,000 was capitalized for internally developed software related to product development compared to $199,000 for the comparable period in the prior year. The increase in software development costs capitalized primarily relates to the beta testing and programming efforts related to MECON-PEERnext version 1.0 released in January, 1999. Research and development expenses for the three months ended December 31, 1998 increased to 18% of revenue compared to 17% for the comparable period in the prior fiscal year. This increase as a percent of revenue was primarily due to planned product development efforts related to the functional specifications
of MECON-PEERnext version 2.0.   The Company anticipates research and
development spending to increase in absolute dollars but decrease as a percent of revenue as the company moves from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended December 31, 1998 increased 11% to $786,000 compared to $705,000 for the comparable period in the prior fiscal year. This increase was primarily due to an increase in salaries, commissions, and travel. The employee count remained constant at 12 during the three months ended December 31, 1998 compared to the same period in the prior fiscal year. Sales and marketing expenses for the three months ended December 31, 1998 decreased to 17% of revenue during the three months ended December 31, 1998 compared to 18% during the comparable period in the prior fiscal year. The Company anticipates sales and marketing expenses to increase in absolute dollars and as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended December 31, 1998 decreased 26% to $600,000 compared to $811,000 for the comparable period in the prior fiscal year. This decrease was primarily due to reductions in the provision for bad debts, professional fees, and expenses related to office infrastructure. The reduction in the provision for bad debts accounted for 76% of the decrease and is the result of a reduction in write-offs, improved cash collections and the reduction in the amount of receivables older than 90 days. Additionally, the Company continues to implement cost cutting policies and programs to create efficiencies in office infrastructure expenses. General and administrative expenses for the three months ended December 31, 1998 decreased to 13% of revenue compared to 21% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to the aforementioned cost reduction initiatives. The Company anticipates general and administrative expenses to increase in absolute dollars but remain relatively constant as a percent of revenue as a result of increased depreciation, employee training and personnel.

PROVISION FOR INCOME TAXES

     The increase in the income tax provision for the three months ended December 31, 1998 of $264,000 was primarily attributable to the Company achieving increased profitability offset by the use of its net operating loss carryforwards and other tax credits. The remaining net operating loss carryforwards and tax credits taken in conjunction with the Company's anticipated profit is expected to result in an effective tax rate of 25% for fiscal 1999. Therefore, the Company provided taxes at such a rate in the first three quarters of fiscal 1999. In the prior fiscal year, the Company had a larger net operating loss carryforward and tax credits to offset current income taxes.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

REVENUE

     Revenue for the nine months ended December 31, 1998 increased 15% to $12.5 million compared to $10.9 million for the comparable period in the prior fiscal year. Subscription and software revenue increased 23% to $9.8 million compared to $7.9 million for the comparable period in the prior year and accounted for all of the revenue increase. This increase was primarily due to an increased base of recurring revenue from multi-year subscription contracts and an increase in software sales.

Consulting services revenue for the nine months ended December 31, 1998 decreased 8% to $2.7 million compared to $3.0 million for the comparable period in the prior year. The decrease was primarily due to the timing of contract signings and delivery of related services that impact the timing of revenue recognition. The Company anticipates service revenue to increase as a percent of total revenues. This anticipated increase is primarily due to the Company's strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from the Company's database products.

COST OF REVENUE

     Cost of revenue for the nine months ended December 31, 1998 remained relatively constant in dollars at $4.1 million compared to the same period in the prior fiscal year. The employee count increased to

55 during the nine months ended December 31, 1998 from 48 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $516,000 for the nine months ended December 31, 1998 from $446,000 during the comparable period in the prior fiscal year. These increases were offset by a decrease in the number of highly compensated independent contractors utilized to deliver consulting services, stronger telecommunications management and decreased printing costs related to the non-renewal of the hospital consortium contract. The hospital consortium contract required significant paper deliverables to all 40 academic facilities related to the benchmarking reports. Cost of revenue for the nine months ended December 31, 1998 decreased to 33% of total revenue compared to 37% for the comparable period in the prior year, primarily due to a shift in revenue mix from consulting to higher margin product. The Company anticipates cost of revenue to increase in absolute dollars but remain relatively constant as a percent of revenue due to the increase in amortization of software development costs offset by an anticipated shift in revenue towards consulting services revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the nine months ended December 31, 1998 increased 11% to $2.2 million compared to $1.9 million for the comparable period in the prior fiscal year. This increase was primarily due to an increase in personnel related to the development of MECON-PEERnext versions 1.0 and 2.0. Version 1.0 was released in January 1999 and version
2.0 is anticipated to be released in the second or third quarter of fiscal 2000. During the nine months ended December 31, 1998, $1.0 million was capitalized for internally developed software related to product development compared to $616,000 for the comparable period in the prior fiscal year. The increase in software development costs capitalized primarily relates to the programming, testing and release management efforts related to MECON-PEERnext
version 1.0, which was released in January, 1999.    Research and development
expenses for the nine months ended December 31, 1998 decreased to 17% of revenue compared to 18% for the comparable period in the prior fiscal year. The Company anticipates research and development spending to increase in absolute dollars but decrease as a percent of revenue as the company moves from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management.

SALES AND MARKETING

     Sales and marketing expenses for the nine months ended December 31, 1998 increased 13% to $2.2 million compared to $2.0 million for the comparable period in the prior fiscal year, primarily due to an increase in commissions and travel costs. Sales and marketing expenses for the nine months ended December 31, 1998 remained constant at 18%. The Company anticipates sales and marketing expenses to increase in absolute dollars and as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the nine months ended December 31, 1998 decreased 25% to $1.9 million compared to $2.5 million for the comparable period in the prior year, primarily due to reductions in the provision for bad debts, professional fees and expenses related to office infrastructure. The reduction in the bad debts provision accounted for 33% of the decrease and is the result of a reduction in write-offs, improved cash collections and a reduction in the amount of receivables older than 90 days. The remainder of the decrease was a result of the Company's cost cutting policies and programs to create efficiencies in office infrastructure expenses. General and administrative expenses for the nine months ended December 31, 1998 decreased to 15% of revenue compared to 23% for the comparable period in the prior year, primarily due to the forementioned factors. The Company anticipates general and administrative expenses to increase in absolute dollars but remain relatively constant as a percent of revenue as a result of expected increases in depreciation, employee training and personnel.

REORGANIZATION CHARGES

     No reorganization charges were incurred during the nine months ended December 31, 1998 compared to $749,000 for the comparable period in the prior fiscal year. The decrease was primarily due to the series of management changes and corrective measures taken in the first quarter of fiscal 1998 as previously discussed compared to no such actions in the first nine months of fiscal 1999.

PROVISION FOR INCOME TAXES

     The increase in the income tax provision for the nine months ended December 31, 1998 of $666,000 was primarily attributable to the Company achieving increased profitability offset by the use of its net operating loss carryforwards and other tax credits. The remaining net operating loss carryforwards and tax credits taken in conjunction with the Company's anticipated profit is expected to result in an effective tax rate of 25% for fiscal 1999. Therefore, the Company provided taxes at such a rate in the first, second and third quarters of fiscal 1999. In the prior fiscal year, the Company had a larger net operating loss carryforward and tax credits to offset current income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company's cash, cash equivalents and securities available-for-sale increased by $1.5 million to $18.0 million compared to $16.5 million at March 31, 1998 primarily as a result of strong cash collections and cash management. The Company generated $3.3 million of cash flow from operating activities for the nine months ended December 31, 1998 compared to $2.1 million in the comparable period in the prior year. This improvement was primarily due to increased net income and cash collections augmented by strong cash management. The Company's days of sales outstanding (DSO) remained relatively constant at 68 days at December 31, 1998 compared to 63 days at March 31, 1998.

     As of December 31, 1998, the Company had net working capital of $17.8 million, including cash, cash equivalents and securities available-for-sale of $18.0 million. Given the Company's strong cash position as of December 31, 1998, the Company has elected to have no outstanding debt facilities. The Company currently has no material commitments for capital expenditures.

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

     The Company is currently evaluating the status of its products, one of which is not at present Year 2000 compliant and expects to implement programming changes necessary to address Year 2000 issues. The Company has no contingency plans should the product programming changes become infeasible or incapable of operating in the Year 2000. This product's historical contribution to revenue is immaterial. The Company is also evaluating its internal systems and expects to complete this evaluation by the end of this fiscal year. The Company expects to complete implementation of the systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis by June 1999. The Company is currently reviewing the cost of such actions. A significant proportion of these costs are not expected to be incremental costs to the Company, but will represent redeployment of existing Company resources. The Company expects that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have a material adverse effect on future results of operations.

     The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for the Company from customers' benchmarking information gathering systems and other third parties with whom the Company deals on financial transactions. While the Company expects to complete its efforts to seek assurance from its suppliers, service providers and customers by the end of this fiscal year, there can be no assurance that the systems of other companies that the Company deals with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on the Company. If it is determined that a material number of customers cannot collect their data because of Year 2000 issues, the Company will staff accordingly to collect the data manually.

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

Item 4.   Submission of Matters to a Vote of Security Holders
                         None

Item 5.   Other Information
                         None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:
     Exhibits 11.1  Computation of Earnings per Share
     Exhibits 27.0  Financial Data Schedules

(b) Reports on Form 8-K:
     The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MECON INC.
                                   (Registrant)


     Date:  2/16/99                /s/ Vasu Devan
                                   -----------------------------
                                   Vasu R. Devan
                                   President and Chief Executive Officer

     Date:  2/16/99                /s/ David J. Allinson
                                   -----------------------------
                                   David J. Allinson
                                   Chief Financial Officer

EXHIBIT 11.1

MECON, INC.
STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended             Nine Months Ended
                                                                     December 31,                   December 31,
                                                                ----------------------------------------------------
                                                                  1998           1997           1998           1997
                                                                ----------------------------------------------------
     BASIC EARNINGS PER SHARE

     Weighted average common stock outstanding                   6,257          6,097          6,235          6,041
                                                                ----------------------------------------------------
     Net income                                                 $  868         $  476         $2,128           $170
                                                                ----------------------------------------------------
     Basic earnings per share                                   $ 0.14         $ 0.08          $0.34         $ 0.03
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------
     DILUTED EARNINGS PER SHARE

     Weighted average common stock outstanding                   6,257          6,097          6,235          6,041

     Dilutive effect of options outstanding                        346            359            397            275
                                                                ----------------------------------------------------
     Weighted average common and dilutive
       potential common stock outstanding                        6,603          6,456          6,632          6,316
                                                                ----------------------------------------------------
     Net income                                                 $  868         $  476         $2,128         $  170
                                                                ----------------------------------------------------
     Diluted earnings per share                                 $ 0.13         $ 0.07         $ 0.32         $ 0.03
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------