Form 10KSB
period 1999-03-31
MECON INC
filed 1999-06-29
CIK 1002524

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   -----------

                                   FORM 10-KSB

/x/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                    For the fiscal year ended March 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-27048

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

                           COMMON STOCK, PAR VALUE $.001
                         SERIES A PARTICIPATING PREFERRED
                             STOCK, PAR VALUE $.001
                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /x/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year:................................ $17,807,000
State the aggregate market value of the voting stock held by non-affiliates computed using the closing price on June 23, 1999 of $7.50 (Shares of
   Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other
   purposes):........................................................................... $22,299,000

The number of shares outstanding of each of the registrant's classes of common
   stock, as of June 23, 1999:..........................................................   6,355,026
Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement: Part III

PART I

ITEM 1.  BUSINESS

GENERAL

         MECON, Inc. ("MECON") is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solutions offered by MECON consist of data/information products, decision support software and value-added services. The principal focus of our products and services is to reduce costs and improve efficiency and effectiveness of departmental and clinical operations in the healthcare delivery system. Our main product line is based upon an operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize our database-related products. Our customers use the information provided by the operations benchmarking database to develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

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

RECENT DEVELOPMENTS

         We continue to improve and expand our capabilities to serve the changing needs of the healthcare industry, and are guided by key objectives, including striving to provide the best, most complete portfolio of database, advisory, and software capabilities; seeking and utilizing the best technologies available--including widening our Web-based business platform; continuing to fulfill our commitments to customers; and increasing our ability to meeting their evolving performance improvement needs.

         In 1999, we acquired the Implementation Consulting Group Unit of HCIA, Inc. (formerly known as LBA Healthcare), introduced MECON-Material Solutions-SM- and released MECON-PEERnext-TM-, the new Web-based benchmark database product. With fiscal and regulatory pressures mounting, many healthcare providers and institutions across the country are exhibiting signs of financial stress, and we believe that the industry is intensifying its search for viable solutions. Therefore, we are seeking to bridge the information gap by developing and expanding our clinical and operational offerings. Our strategic activities, along with our core business strategies, continue to focus on assisting customers in identifying where the greatest opportunities for improvement lie, and then putting systems in place to correct the problems, and sustain the results over time.

PRODUCTS

         Our principal products and services include MECON-PEERnext-TM-, MECON-PEERview-TM-, MECON-OPTIMIS-TM-, MECON-Action*Point-SM-,
MECON-Advisory-SM-, MECON-PEER Practice Management Profiler-TM-,
MECON-Material Solutions, and other related analytical products. The foundation of our product line is the MECON operations benchmarking database.

MECON-PEERnext-TM- - THE OPERATIONS BENCHMARKING DATABASE

         We maintain a proprietary database containing information on labor productivity, costs, resource utilization and practice profiles from several hundred hospitals nationwide. The database contains 281 hospital department types, such as nursing, pharmacy, radiology, clinical laboratories and medical records. Typically, between 15,000 and 36,000 elements of information are collected from each subscribing healthcare organization. The combination of statistical and practice profile data in the database allows hospitals to not only measure cost reduction opportunities, but also to identify processes that enable such reductions. We believe that the MECON operations benchmarking database is the only commercially available healthcare operations database that contains both statistical and qualitative data.

         Developed over the last decade, the database does not depend upon public domain data. Instead, all of the data is provided by healthcare organizations that subscribe to our MECON-PEERnext-TM- product described below. The subscriber typically submits data annually at the close of its fiscal year; however, a subscriber may choose to submit data on a more frequent basis. We test and analyze the data submitted by subscribers to ensure comparability with other information contained in the database.

         The database runs on a Microsoft SQL server 7.0 platform. The database resides on a Dell server that runs the Windows NT

Enterprise operating system.

         MECON-PEERnext-TM-, formerly known as MECON-PEERx-TM-, is a subscription-based information product that enables hospitals to compare operational practices against those of the industry's most efficient providers or the members of a customer-defined peer group. Using industry standard browsers, customers have instant access to the MECON data warehouse that offers a new level of flexibility and utility to multiple levels in healthcare organizations. With MECON-PEERnext-TM-, departmental managers have the ability to obtain the data they need to support the analysis of their operations. We believe that the breadth and depth of the information contained in the database, together with our ability to present a wide variety of data types in standard formats via the Internet, make MECON-PEERnext-TM- a valuable resource for use in comparative performance analysis or benchmarking. Through operations benchmarking, hospitals and other healthcare providers can compare their operational practices against those of their peers. Benchmarking allows hospitals to identify the "best practices" employed in the industry, facilitates peer networking to learn practices that lead to lower costs, and assists hospitals in restructuring their operations to reduce costs. We have developed MECON-PEERnext-TM- and our other products and services with the goal of maximizing the value of benchmarking analysis.

         Using a specially prepared report comparing subscriber cost and key performance data against benchmark data from our operations benchmarking database, senior executives and departmental managers can evaluate staffing and skill mix configurations, potential opportunities for reducing labor expenses, alternative strategies and methods of operations, and implications of new technologies. The information and analysis provided by the MECON-PEERnext-TM- reports, together with a variety of standard and optional support services, facilitate benchmarking initiatives to improve operational practices and efficiencies. Typical applications of the MECON-PEERnext-TM-analysis include short-term cost reduction initiatives, annual budgeting, resource planning, long-term tracking of resource utilization, consolidation planning and cost/benefit evaluation of new technologies or operating processes.

         Hospitals generally subscribe to MECON-PEERnext-TM- for a renewable three-year period. Each subscriber to MECON-PEERnext-TM- receives the following:

         MECON-PEERnext-TM- WEB-BASED INFORMATION

         Each subscriber is provided with instant access to the MECON data warehouse via any industry-standard web browser to analyze their operating cost data in light of the peer group and best practice information contained in the MECON database. The following table summarizes the typical types of information available to users:

                              MECON-PEERnext-TM-

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

         MECON-PEERVIEW-TM- - A TOOL FOR DATA COLLECTION

         In December 1996, MECON-PEERview-TM-, a tool designed to automate data collection was introduced. This product was built using client server technology and a relational database approach. As a complementary product to the MECON-PEERx-TM- product, MECON-PEERview-TM- enables more efficient data collection at the customer location through links with internal information systems and MECON's national benchmark database.

         IMPLEMENTATION, CUSTOMER SUPPORT AND OTHER SERVICES

         We provide implementation services at the inception of a subscription, including management orientation in the use of benchmark data, assistance with initial statistical data collection, development of operational profiles and auditing of subscriber data. We conduct post-report workshops with hospital management to analyze cost reduction opportunities. First year subscription fees include charges for implementation services, including post-report workshops. To the extent requested by customers, these services are provided by us for an additional fee during subsequent years. After a customer has subscribed to MECON-PEERnext-TM-, we provide, for an additional fee, quarterly status checks, advanced management development and training, data auditing and software technical support. We also offer an optional EXECUTIVE SUMMARY - a condensed analysis based on the benchmarking database that provides hospital executives with an overall indication of opportunities for short-term and long-term cost reduction, and the specific areas in which such opportunities are most prominent.

MECON-OPTIMIS-TM- - AN INTERNAL PERFORMANCE MONITORING SYSTEM

         As a complement to MECON-PEERnext-TM-, we have developed MECON-OPTIMIS-TM-, an internal performance measuring system for hospitals. MECON-OPTIMIS-TM- is a PC software product designed to allow hospitals to measure their internal performance by tracking their performance against specified targets. This allows hospitals to adjust resource levels consistent with utilization changes and, thereby, move from a fixed cost-operating model to a variable cost operating model. MECON-OPTIMIS-TM- measures labor hours and costs, non-labor expenses, skill mix, productivity, quality and service intensity on a bi-weekly or monthly basis. The application contains the following three modules: performance (labor productivity and quality); budgeting; and daily staffing simulation. The performance module retrospectively reports key performance indicators. The budgeting module provides baseline information to plan long-term resource requirements more accurately. The daily staffing module forecasts resource requirements based on utilization forecasts. These modules assist institutions in achieving labor resource utilization targets, in measuring the progress of quality improvement initiatives, in facilitating labor budget development and in determining department staffing needs by shift. MECON-OPTIMIS-TM- runs on an Oracle RDBMS platform and is configured for operation on local area networks.

         MECON-OPTIMIS-TM- relies on payroll, time and attendance and other financial information systems at the host facility. The customer collects and reports data continually, usually on a per pay period basis. Customers that purchase both MECON-PEERnext-TM- and MECON-OPTIMIS-TM- can incorporate benchmark data from MECON-PEERnext-TM- into MECON-OPTIMIS-TM-, thus increasing the value of our overall product mix.

MECON-Action*Point-SM - CLINICAL UTILIZATION ANALYSIS SYSTEM

         On March 29, 1996, MECON acquired Managed Care Information Systems, Inc. (MCIS) in a pooling of interests transaction. MCIS's principal product, subsequently re-named MECON-Action*Point-SM-, is a decision support product designed for clinicians and senior level decision makers in the healthcare delivery system. Information provided by MECON-Action*Point-SM- enables physician managers and healthcare administrators to identify, analyze, and improve physician practice patterns using a PC-based Windows-TM- software. The system allows physicians to identify cost, profitability, payor mix, resource utilization, and productivity for each physician. Tracking treatment patterns enables physicians to review how their peers are using hospital resources to meet the needs of their patients. By helping physicians avoid overuse or underuse of resources, it enhances patient satisfaction and safety. It also enables administrators to fine tune the alignment between the mix of services offered and the needs of the population they serve, making operations more efficient and facilitating managed care contracting.

MECON-Advisory-SM-  - CONSULTING AND VALUE-ADDED SERVICES

         One of our principal objectives is to produce value to customers from our database and software products through a series of value-added services. Such services include consulting, custom analysis of data, training programs, and benchmarking facilitation services. We offer a highly structured approach to consulting services that is designed to improve operations efficiencies and to enable sustainable cost reduction. As a front-end to consulting services, we perform an overview assessment using the database in conjunction with additional qualitative information collected through on-site work at the healthcare organization. This provides a detailed assessment of facility- and function-specific cost reduction strategies and tactics. Subsequent to the overview assessment, we perform extensive change action planning for clients with the objective of implementing departmental operational change that produces immediate, significant and sustainable cost savings.

MECON-PEER Practice Management Profiler-TM- - MEDICAL GROUP
OPERATIONS BENCHMARKING DATABASE

         Using the MECON-PEERnext-TM- database structure and software platform, we have extended our capabilities with the goal of meeting the needs of the integrated health system with the introduction of a new type of comparative information: the MECON-PEER Practice Management Profiler-TM-. This product provides key financial, clinical and operational performance indicators for medical groups. Internal and external comparisons of medical group operating data is designed to assist these organizations in not only managing unit cost and labor productivity, but also profitability and managed care utilization. We believe this is the first product of its kind in the industry which goes beyond balance sheet and financial statement comparison and enhances effective resource allocation decisions. The MECON-PEER Practice Management Profiler-TM- reflects the core business for most medical group practices: Family Practice; Internal Medicine; Primary Care; and OB/GYN.

MECON-Materials Solutions-SM-

         Utilizing our exclusive MECON-PEERnext-TM- and MECON-Action*Point-SM-benchmarking database systems as a platform, the MECON-Materials Solutions-SM-consulting service offers customers opportunities for improvement in supply chain management. Through

MECON-Materials Solutions-SM-, healthcare facilities are provided opportunities to better manage materials costs by analyzing how clinical products are ordered, stored, dispensed and charged in departments such as Surgical Services, Cardiology, Radiology, Pharmacy and Materials Management. We believe this addition to our mix of products and services can help hospitals further reduce expenses and gain more control over supply consumption.

LBA Healthcare Clinical Benchmarking Services

         On March 31, 1999, MECON acquired the Implementation Consulting Group, of HCIA, Inc. formerly known as LBA Healthcare, forming the healthcare industry's first comprehensive clinical and operations cost management solution. ICG has been renamed LBA Healthcare and is headquartered in Denver with 33 clinical consulting professionals. LBA's consulting services and data products are designed to lead hospitals and physicians to improve their competitive position in clinical service lines, with special focus in Cardiology, Pulmonary, Orthopedics, and Neurosciences. LBA services include analyzing opportunities related to physician practice patterns, developing physician gain-sharing and joint venture models to align physician incentives, and identifying market opportunities to protect and increase market share, clinical service line revenue, and margins. This acquisition adds LBA's clinical efficiency database and consulting services to our operations cost management solution.

CUSTOMERS

         Historically, we have marketed our products and services to the acute care segment of the hospital market, primarily to the hospital sector of the healthcare industry. Typically, a customer purchases the three-year subscription to MECON-PEERnext-TM- as a first step in its effort to control, manage and reduce costs. We believe that the implementation of all of the above products has frequently resulted in immediate, significant and sustainable cost benefits to customers.

         Our customer base is geographically diverse, including urban and rural healthcare organizations throughout the United States, although a substantial majority of our revenues have been derived from sales to large hospitals in urban areas. Our customers include for-profit, academic/teaching and non-profit hospitals as well as multi-hospital systems.

SALES AND MARKETING

         We participate in several national and regional trade shows including the Healthcare Information and Management Systems Society annual conference. We use direct mail, and regionally focused marketing campaigns. Additionally, national healthcare related journals routinely publish case studies and data trends from our database. Furthermore, we sponsor client conferences providing case studies, publications, new product introductions and a forum for client networking. We also generate a substantial number of leads directly through customer referrals.

PRODUCT DEVELOPMENT

         Our product development strategy is directed toward creating new products that leverage our database, enhancing data content in the database, and increasing the functionality of our current products and leveraging technology to automate data collection and information delivery. As part of this strategy, we are currently expanding the depth of the data collected from subscribers. Major product releases during fiscal 1999 include the MECON-PEERnext-TM- Web-enabled benchmarking database.

COMPETITION

         The market for healthcare information systems and services is highly competitive and rapidly changing. We believe that the principal competitive factors in the healthcare information market are the breadth and quality of product offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In addition, we believe that the speed with which information companies can anticipate and respond to the evolving healthcare industry structure and identify information needs is an important competitive factor. Although we believe that we compete favorably with respect to each of these factors, we may be at a competitive disadvantage with respect to certain competitors and potential competitors that have greater financial, product development, technical and marketing resources than we, and that have substantial installed customer bases in the healthcare industry.

         Our competitors include other providers of operations and financial benchmarking data and products, providers of decision support software systems, large healthcare group purchasing alliances, and management and healthcare consulting firms. As the market for healthcare cost management solutions develops, additional competitors, including other major healthcare information companies not presently offering cost management solutions, may enter the market and competition may intensify. We also face significant competition from internal information services departments at large hospital alliances or from for-profit hospital chains, many of which have developed or may develop benchmarking information or other cost control solutions.

PROPRIETARY RIGHTS

         We depend upon a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual provisions to protect our proprietary rights in our products. Subscribers to MECON-PEERnext-TM- enter into agreements restricting the disclosure and use of the comparative information contained in the database. We distribute our MECON-OPTIMIS-TM-product under software license agreements which grant customers a nonexclusive, nontransferable license to the product and contains terms and conditions prohibiting the unauthorized reproduction or transfer of the product. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees and consultants. We also seek to protect the source code of our products as a trade secret and as an unpublished copyright work. We have not filed any patent applications or copyrights covering our software or database technology. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products and services that are substantially equivalent or superior to our products and services. We believe that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of our personnel and our ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, although we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future.

EMPLOYEES

         As of March 31, 1999, we employed a total of 154 full-time employees, of which 93 were in customer service, 18 in marketing and sales, 31 in research and development and 12 in administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

ITEM 2.  PROPERTIES

         We occupy approximately 17,500 square feet of space at our headquarters in San Ramon, California under a lease expiring in January 2000. In conjunction with the purchase of LBA, we entered into a sublease agreement with HCIA to lease approximately 27,000 square feet of office space at LBA's offices in Englewood, Colorado under a sub-lease agreement expiring in August 2001. We believe that our existing facilities will be adequate to meet our currently anticipated requirements and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of our stockholders in the quarter ended March 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We consummated our initial public offering of 2,000,000 common shares on December 6, 1995 at a price of $13.00 per share. Our common stock is quoted on the Nasdaq National Market under the symbol "MECN." The following table sets forth the high and low prices of our common stock for the periods indicated as reported on the Nasdaq National Market.

Fiscal Year                                                                                             HIGH       LOW
-----------                                                                                             ----       ---
1998      First quarter ...........................................................................      $3.69     $2.06
          Second quarter...........................................................................      $6.38     $3.00
          Third quarter............................................................................      $8.13     $5.44
          Fourth quarter...........................................................................     $11.00     $6.63
1999      First quarter ...........................................................................     $12.00     $9.56
          Second quarter...........................................................................     $11.38     $4.25
          Third quarter............................................................................     $10.50     $4.50
          Fourth quarter...........................................................................     $10.88     $6.88

         On March 31, 1999 the last reported sale price for our common stock on the Nasdaq National Market was $7.00 per share. At March 31, 1999, there were approximately 35 record holders of our common stock.

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation of our business.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                                       YEAR ENDED MARCH 31,
                                                                                       --------------------
                                                                         1999       1998       1997        1996       1995
                                                                         ----       ----       ----        ----       ----
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATE)
STATEMENT OF OPERATIONS:
Revenue:
   Subscription and license .....................................      $ 13,421   $ 11,550   $  9,934    $  8,037   $  4,821
   Services .....................................................         4,386      3,523      3,661       3,966      4,047
        Net revenue .............................................        17,807     15,073     13,595      12,003      8,868
Cost of revenue .................................................         5,827      5,495      5,959       4,679      4,129
   Gross profit .................................................        11,980      9,578      7,636       7,324      4,739
Operating costs:
   Research and development .....................................         3,128      2,603      2,336       1,855      1,647
   Sales and marketing ..........................................         3,038      2,658      3,651       3,349      2,588
   General and administrative ...................................         2,510      3,150      3,172       2,273      1,686
   Reorganization and other special charges .....................           419        749      1,706         908         --
        Total operating costs ...................................         9,095      9,160     10,865       8,385      5,921
   Operating income (loss) ......................................         2,885        418     (3,229)     (1,061)    (1,182)
Interest expense ................................................            --         --         --        (274)      (224)
Interest and other income, net ..................................           897        735        808         368         26
Loss on investment ..............................................            --         --         --          --         --
   Income (loss) before provision for income taxes ..............         3,782      1,153     (2,421)       (967)    (1,380)
Provision for income tax expense ................................         1,003         92         40          --         --
Income (loss) before cumulative effect of accounting change .....         2,779      1,061     (2,461)       (967)    (1,380)
Cumulative effect for change in accounting for income taxes .....            --         --         --          --         --
   Net income (loss) ............................................         2,779      1,061     (2,461)       (967)    (1,380)
Accretion of redeemable preferred stock .........................            --         --         --        (110)      (173)
   Net income (loss) attributable to common stockholders ........      $  2,779   $  1,061   $ (2,461)   $ (1,077)  $ (1,553)
Basic earnings (loss) per share .................................      $   0.44   $   0.17   $  (0.41)   $  (0.26)  $  (0.44)
Weighted average common stock outstanding .......................         6,255      6,086      5,936       4,144      3,508
Diluted earnings (loss) per share ...............................      $   0.42   $   0.17   $  (0.41)   $  (0.26)  $  (0.44)
Weighted average common and dilutive potential
   common stock outstanding......................................         6,654      6,368      5,936       4,144      3,508


                                                                                       YEAR ENDED MARCH 31,
                                                                                       --------------------
                                                                         1999       1998       1997        1996       1995
                                                                         ----       ----       ----        ----       ----
                                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:

Cash, cash equivalents and securities available-for-sale........       $ 9,650    $16,491    $13,678     $19,980    $1,190
Total assets....................................................        29,031     23,310     20,631      25,581     4,949
Redeemable common and preferred stock...........................             -          -          -           -     3,069
Long-term debt..................................................             -          -          -           -     4,949
Stockholders' (deficit) equity..................................        23,696     19,588     17,962      19,901   (3,223)

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE DISCUSSION AND ANALYSIS BELOW CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW IN "RISK FACTORS" AND FACTORS CONTAINED HEREIN AND OTHER REPORTS FILED BY US.

OVERVIEW

         We are a leading healthcare benchmarking solutions company. We believe that our database together with our family of software products and consulting services can be used to produce and sustain improved performance in healthcare delivery systems. From our incorporation until 1989, our revenue was primarily derived from consulting services for acute care hospitals. Since 1990, we have focused upon building critical mass in our MECON-PEERx database product as well as increasing the installed base for software products, MECON-OPTIMIS and MECON-Action*Point. As a result, we have transitioned into providing a variety of products and services that employ our proprietary database comprised of acute care hospitals' operational cost and key performance information. Although 75% of our revenues were derived from database subscriptions and software-licensing sales during the fiscal year ended March 31, 1999, we believe that an increasing proportion of our revenues will be derived from consulting services.

         We believe this change in business mix will result from our recently adopted customer intimacy strategy. Our ability to develop and maintain long-term customer relationships is core to this strategy. As a key imperative of this strategy, we must deliver immediate, significant and sustainable value, in the form of operational cost reductions, to our customers. Without consulting services, hospital management teams may not have the breadth and depth to act upon the cost reduction opportunities identified by the PEERx database. If no action is taken, customers may not perceive value from the database, and as a result, not renew their subscriptions.

         Tactics supporting the customer intimacy strategy include, but are not limited to, selling the MECON-Integrated Solution-TM- whenever possible, cross-selling existing products to existing customers and remaining firm on MECON-PEERx pricing related to the renewal of older, low margin subscriptions. The MECON-Integrated Solution is a packaged product offering that includes a MECON-PEERx subscription, MECON-Advisory and MECON-OPTIMIS. We believe that such a packaged offering assures that the customer achieves immediate, significant and sustainable cost savings by not only receiving benchmark-based cost management reports that identify cost reduction opportunities by department but by also receiving our integrated consulting approach of implementing such identified cost reduction opportunities and installing MECON-OPTIMIS, our operational cost monitoring software tool, to assure cost reductions are sustained.

         Many of the older multi-year MECON-PEERx subscriptions were grandfathered at substantially lower prices than current subscriptions. We have adopted a firm pricing policy to migrate expiring MECON-PEERx subscriptions to current list prices, and accordingly, certain of these subscribers may not renew their low margin subscriptions at higher margins due to pricing sensitivity. Accordingly, we are emphasizing replacing the revenue stream up for renewal more heavily than replacing all the expiring units. During the year ended March 31, 1999, we renewed a majority of all expiring contracts at 130% of the related customers' expiring contract values. However, as a result of this firm pricing tactic, we believe that some of the expiring contracts may not renew. One such contract that recently did not renew is a contract with a hospital consortium that covers approximately 40 academic teaching hospitals. During fiscal 1998, this contract totaled $1.1 million or 7% of revenue. The original three-year contract, signed in fiscal 1992, one of our first multi-year contracts, was steeply discounted and hence contributed very low margins. We have traditionally recognized approximately 55% of the hospital consortium revenue in the September quarter and the remaining 45% in the December quarter. Including the revenue impact of this contract's non-renewal on the fiscal year, revenue for the year ended March 31, 1999 increased 18% to $17.8 million compared to $15.1 million for fiscal 1998. We believe that the termination of this contract has not adversely effected earnings.

         The total value of contracts signed in the year ended March 31, 1999 increased 28% to $21.8 million compared to $17.1 million signed in fiscal 1998. The year-over-year growth in contract value signed continues to assist us in executing on our customer intimacy strategy, build our revenue backlog and improve our visibility to revenue in the immediate future. As a result of continued increases in the total value of contracts signed, we have achieved record revenue. These increases in total contract value continue to build our backlog, which is defined as the total value of contracts signed that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the fiscal 1999 was $21.8 million compared to $17.8 million in revenue recognized, backlog increased by approximately $4.0 million in fiscal 1999 including the backlog of contracts acquired from LBA. At March 31, 1999 our contract backlog stood at $16.7 million, and increase of 31% over the prior fiscal year.

         Approximately 50% to 75% of our quarterly revenue is derived from backlog. The remaining 25% to 50% is generated from contracts signed during the relevant quarter. The increase in the recurring base of revenue, strong renewals and consulting contracts coupled with strong expense controls have continued to drive improvement in our gross and operating margins.

         In January 1999, we announced the release of our new database product, MECON-PEERnext. MECON-PEERnext enables customers with an industry-standard browser to access the MECON-PEERx database. The interactive capability of MECON-PEERnext provides customers the ability to create, analyze and quickly access their individualized benchmarking reports. The product eliminates the need for customers to install customized software on their computers to obtain benchmarking reports. Additionally, customers can analyze performance metrics from their organization relative to a peer group or over time in either graphical or tabular format. We believe the release of MECON-PEERnext leverages the value of the existing database to our customers, strengthens our competitive position and creates cost efficiencies in our internal operations by greatly reducing printing and supply costs related to delivering benchmarking reports through a browser. We intend to migrate existing customers to MECON-PEERnext during the next twelve months.

         In March 1999, we terminated our strategic relationship with HBOC. During last fiscal year HBOC sales accounted for less that 3% of revenue. We believe that the termination of this relationship will not adversely affect future earnings.

         The two fundamental cost drivers for healthcare delivery systems are clinical efficiency and operational efficiency, both of which must be managed while maintaining quality outcomes. Healthcare providers have been challenged to obtain comprehensive, cost management solutions that address the complete clinical and operational environment. On March 31, 1999 we acquired the Implementation Consulting Group (ICG) of HCIA, Inc., formerly known as LBA Healthcare, for $7.5 million in cash. ICG, based in Denver, Colorado, is a leading provider of benchmarking-based consulting services for clinical service lines.

         ICG was renamed LBA Healthcare and will remain headquartered in Denver as a division of MECON, and will continue to manage its group of 33 clinical consulting professionals. The acquisition, valued at $7.5 million, is being accounted for as a purchase transaction. In conjunction with the transaction, we have signed separate license agreements with HCIA allowing HCIA's use of LBA Healthcare data and our use of HCIA risk adjustment methodologies. We recorded no revenue and expenses related to LBA Healthcare in fiscal 1999.

         The acquisition of LBA adds a clinical efficiency database and consulting services to our operational cost management solution. As a result, we are now positioned to deliver a comprehensive solution for benchmarking-based healthcare cost management that encompasses the full spectrum of clinical and operational requirements.

         LBA's consulting services and data products are designed to lead hospitals and physicians to improve their competitive position in clinical service lines, with special focus in Cardiology, Pulmonary, Orthopedics, and Neurosciences. They help position the hospital as a high-quality/low-cost provider with reduced length of stay, decreased resource utilization, standardized processes of care, improved quality and patient satisfaction, and a better foundation for ongoing measurement and management of costs and quality.

         LBA's proprietary databases serve as a complement to our flagship MECON-PEERnext-TM- Operations Benchmarking Database, that provides operational efficiency benchmarks to help improve the efficiency of the provider infrastructure. Both companies leverage proprietary databases with their consulting services to provide a detailed, integrated cost management solution to health care providers.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net revenue for the period indicated:

                                                                                  FISCAL YEAR ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                    1999     1998       1997
                                                                                    ----     ----       ----
STATEMENTS OF OPERATIONS:
Revenue:
   Subscription and license....................................................      75%      77%        73%
   Services....................................................................      25%      23%        27%
                                                                                  ----------------------------
      Net revenue..............................................................     100%     100%       100%
Cost of revenue................................................................      33%      36%        44%
                                                                                  ----------------------------
Gross profit...................................................................      67%      64%        56%
Operating costs:
   Research and development....................................................      18%      17%        17%
   Sales and marketing.........................................................      17%      18%        27%
   General and administrative..................................................      14%      21%        23%
   Reorganization and other special charges....................................       2%       5%        13%
                                                                                  ----------------------------
      Total operating costs....................................................      51%      61%        80%
                                                                                  ----------------------------
Operating income (loss)........................................................      16%       3%       (24)%
Interest expense...............................................................       -        -          -
Interest and other income, net.................................................       5%       5%         6%
                                                                                  ----------------------------
Loss on investment.............................................................       -        -          -
                                                                                  ----------------------------
Income (loss) before provision for income taxes................................      21%       8%       (18)%
Provision for income tax expense...............................................       6%       1%         -
                                                                                  ----------------------------
Income (loss) before cumulative effect of account changes......................      16%       7%       (18)%

Cumulative effect for change in accounting for income tax......................       -        -          -
                                                                                  ----------------------------
Net income (loss)                                                                    16%       7%       (18)%
                                                                                  ----------------------------
Accretion of redeemable preferred stock........................................       -        -          -
Net income (loss) attributable to common stockholders..........................      16%       7%       (18)%
                                                                                  ----------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUE

         Revenue for fiscal 1999 increased 18% to $17.8 million compared to $15.1 million for fiscal 1998. Subscription and license revenue increased 16% to $13.4 million compared to $11.6 million for fiscal 1998 and accounted for 68% of the revenue increase. The increase in total net revenue was primarily due to an increased base of recurring revenue from multi-year subscription contracts and renewal subscription contracts at higher prices.

         Consulting services revenue for fiscal 1999 increased 25% to $4.4 million compared to $3.5 million for fiscal 1998. The increase was primarily due to the size and timing of the contracts signed and delivery of related services that impacted the timing of revenue recognition. We anticipate service revenue to increase as a percent of total revenues. This anticipated increase is primarily due to our strategy of expanding customer support services, such as training programs and consulting projects, that build relationships with customers and enhance benefits customers derive from our database products. The increased awareness we will bring to our customers of the clinical efficiencies that can be achieved as a result of the LBA acquisition, is an additional reason for the anticipated revenue growth.

COST OF REVENUE

         Cost of revenue for fiscal 1999 increased 6% to $5.8 million compared to $5.5 million for fiscal 1998. The increase was primarily due to an increase in amortization of software development costs that increased to $761,000 for fiscal 1999 from $580,000 for fiscal 1998. There were additional increases in the number of highly compensated independent contractor consultants utilized to deliver consulting services, stronger telecommunications management and decreased printing costs related to the non-renewal of the hospital consortium contract. The hospital consortium contract required significant paper deliverables to all 40 academic facilities related to the benchmarking reports. Cost of revenue for fiscal 1999 decreased to 33% of total revenue compared to 36% for fiscal 1998, primarily due to a shift in revenue mix from consulting to lower margin product. We anticipate cost of revenue to increase in absolute dollars and as a percent of revenue due to the increase in amortization of software development costs offset by an anticipated shift in revenue towards consulting services revenue both for MECON operational and LBA clinical consulting.

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 1999 increased 20% to $3.1 million compared to $2.6 million for fiscal 1998. This increase was primarily due to an increase in personnel related to the development of MECON-PEERnext versions 1.0 and 2.0. Version 1.0 was released in January 1999 and version 2.0 is anticipated to be released in the second or third quarter of fiscal 2000. During fiscal 1999, $1.3 million was capitalized for internally developed software related to product development and internal databases supporting our products compared to approximately $800,000 for fiscal 1998. The increase in software development costs capitalized primarily relates to the programming, testing and release management efforts related to MECON-PEERnext version 1.0, which was released in January 1999.Research and development expenses for fiscal 1999 increased to 18% of revenue compared to 17% for fiscal 1998. We anticipate research and development spending to continue to increase in absolute dollars but decrease as a percent of revenue as we move from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management and continue to leverage existing infrastructure and develop new clinical products related to LBA.

SALES AND MARKETING

         Sales and marketing expenses for fiscal 1999 increased 14% to $3.0 million compared to $2.7 million for fiscal 1998, primarily due to an increase in commissions and travel costs. Sales and marketing expenses for fiscal 1999 decreased slightly to 17% of revenue from 18% for fiscal 1998. We anticipate sales and marketing expenses to increase in absolute dollars and as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts aimed at bringing a market awareness to the clinical capabilities of LBA.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for fiscal 1999 decreased 20% to $2.5 million compared to $3.2 million for fiscal 1998, primarily due to reductions in the provision for bad debts, professional fees and expenses related to office infrastructure. The reduction in the bad debts provision accounted for 28% of the decrease and was the result of a reduction in write-offs and improved cash collections. The remainder of the decrease was a result of our cost cutting policies and programs to create efficiencies in office infrastructure expenses. General and administrative expenses for fiscal 1999 decreased to 14% of revenue compared to 21% for fiscal 1998, primarily due to the aforementioned factors. We anticipate general and administrative expenses to increase in absolute dollars and as a percentage of revenue as a result of expected increases in depreciation and amortization of goodwill related to the purchase of LBA.

REORGANIZATION AND OTHER SPECIAL CHARGES

         During fiscal 1999, we incurred $419,000 special charges related to recruiting a senior vice-president of product integration and management and write-off of marketing materials which were obsolete given our acquisition of LBA.

PROVISION FOR INCOME TAXES

         Income taxes for fiscal 1999 increased dramatically to $1.0 million compared to $92,000 for fiscal 1998. This increase was primarily attributable to our increased profitability offset by the use of our net operating loss carryforwards and other tax credits. As of March 31, 1999, we used all of our remaining net operating loss carryforwards. With no remaining net operating loss carryforwards, changes in the tax laws related to research credits and our anticipated profits, we expect our effective tax rate of 27% for fiscal 1999 to increase closer to statutory tax rates in the future.

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

COST OF REVENUE

         Cost of revenue for fiscal 1998 decreased 8% to $5.5 million compared to $6.0 million for fiscal 1997, primarily due to the reduction in workforce during the April 17, 1997 reorganization, offset by an increase in amortization of software development costs related to our MECON-PEERview product. Cost of revenue for fiscal 1998 included $580,000 in amortization expense from the capitalization of software development expenses compared to $227,000 for fiscal 1997. Cost of revenue for fiscal 1998 decreased to 36% of total revenue compared to 44% for fiscal 1997, primarily due to the aforementioned factors.

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 1998 increased 11% to $2.6 million compared to $2.3 million for fiscal 1997, primarily due to the development of MECON-OPTIMIS Release 4.2, MECON-Action*Point Release 5.0 and MECON-PEERview Version 5.0's functional specifications. During fiscal 1998, approximately $800,000 was capitalized for internally developed software related to product development and internal databases supporting company products. Although research and development expenses remained constant at 17% of revenue for both fiscal 1998 and 1997, the dollar amount increased due to a continued commitment to develop the next generation of MECON-PEERVIEW, Version 5.0.

SALES AND MARKETING

         Sales and marketing expenses for fiscal 1998 decreased 27% to $2.7 million compared to $3.7 million for fiscal 1997, primarily due to our reduction in workforce during the three months ended June 30, 1997, coupled with a significant decrease in advertising, tradeshow participation and travel. Sales and marketing expenses for fiscal 1998 decreased to 18% of revenue compared to 27% for fiscal 1997, primarily due to the aforementioned factors.

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

REORGANIZATION AND OTHER SPECIAL CHARGES

         Reorganization and other special charges for fiscal 1998 decreased 56% to $749,000 compared to $1.7 million for fiscal 1997. The reorganization charge for fiscal 1998 was primarily due to our reorganization plan announced in the first quarter of fiscal 1998 that consisted of employee severance costs related to the termination of 38 employees. The reorganization charge for fiscal 1997 was primarily due to our reorganization in the third quarter of fiscal 1997 that consisted of $1.3 million related to centralizing the management of product development, sales and product support organizations. The remaining $369,000 related to an aborted acquisition and costs associated with the prior year merger. Of the total $749,000 reorganization costs incurred for fiscal 1998, $714,000 was paid during fiscal 1998 and $35,000 remained accrued and unpaid as of March 31, 1998 and all amounts related to the 1997 charge had been paid.

QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly financial data for fiscal 1998 and fiscal 1999. In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments, consisting only of normal recurring adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                                  FISCAL YEAR 1998                 FISCAL YEAR 1999
                                                                  ----------------                 ----------------
                                                            Q1      Q2     Q3      Q4         Q1      Q2      Q3      Q4
                                                            --      --     --      --         --      --      --      --
                                                                                       (IN THOUSANDS)
Revenue:
Subscription and license.............................     2,228   2,736  2,973   3,613      2,798   3,545   3,439   3,641
Consulting Services..................................       977   1,080    924     542      1,118     428   1,188   1,650
                                                        -----------------------------------------------------------------
   Net revenue.......................................     3,205   3,816  3,897   4,155      3,916   3,973   4,627   5,291
Cost of revenue......................................     1,245   1,442  1,400   1,408      1,420   1,201   1,485   1,721
                                                        -----------------------------------------------------------------
Gross profit.........................................     1,960   2,374  2,497   2,747      2,496   2,772   3,142   3,570
                                                        -----------------------------------------------------------------
Total operating costs................................     2,812*  2,152  2,181   2,015      2,107   1,920   2,212   2,856**
Operating income (loss)..............................      (852)    222    316     732        389     852     930     714
Net income (loss) attributable to
  common stockholders................................      (681)    375   (476)    891        451     809     868     651
                                                        -----------------------------------------------------------------

--------------
*  Includes $749,000 in reorganization costs.
** Includes $419,000 in special charges.

                                                                  FISCAL YEAR 1998                 FISCAL YEAR 1999
                                                                  ----------------                 ----------------
                                                            Q1      Q2     Q3      Q4         Q1      Q2      Q3      Q4
                                                            --      --     --      --         --      --      --      --
Revenue:
Subscription and license..............................      70%     72%    76%     87%        71%     89%     74%     69%
Consulting Services...................................      30%     28%    24%     13%        29%     11%     26%     31%
                                                        -----------------------------------------------------------------
   Net revenue........................................     100%    100%   100%    100%       100%    100%    100%    100%
Cost of revenue.......................................      39%     38%    36%     34%        36%     30%     32%     33%
                                                        -----------------------------------------------------------------
Gross profit..........................................      61%     62%    64%     66%        64%     70%     68%     67%
                                                        -----------------------------------------------------------------
Total operating costs.................................      88%     56%    56%     48%        54%     48%     48%     54%
Operating income (loss)...............................     (27%)     6%     8%     18%        10%     21%     20%     13%
Net income (loss) attributable to
  common stockholders................................      (21%)    10%    12%     21%        12%     20%     19%     12%
                                                        -----------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 our cash, cash equivalents and securities available-for-sale decreased by $6.8 million to $9.7 million compared to $16.5 million at March 31, 1998 primarily as a result of the purchase of LBA for $7.5 million. We generated $2.6 million of cash flow from operating activities for fiscal 1999 compared to $3.5 million for fiscal 1998. This decrease was primarily due to the addition of a few large customers with special payment plans that extend beyond our traditional collection cycle. Our days of sales outstanding (DSO) increased to 82 days at March 31, 1999 compared to 63 days at March 31, 1998. This increase was primarily due to the purchase of LBA and the related accounts receivable without the benefit of any related income.

         As of March 31, 1999, we had net working capital of $10.7 million, including cash, cash equivalents and securities available-for-sale of $9.7 million. Given our growth and acquisition strategy as of March 31, 1999, we have elected to actively pursue establishing a credit facility during fiscal 2000. There can be no assurance that we will be able to obtain such a facility on terms favorable to MECON, if at all. We currently have no material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

         In December 1998, the AICPA issued Statement of Position 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS" (SOP 98-9) which amends certain provisions of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. We believe that the adoption of SOP 98-9 will not have a material effect on our results of operations or financial position.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS
133). SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. We anticipate that the adoption of SFAS No. 133 will not have an impact on our consolidated financial statements.

RISK FACTORS

         CERTAIN OF THE STATEMENTS ABOVE ARE FORWARD-LOOKING STATEMENTS. THE FOLLOWING ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.

PRICING

         On April 17, 1997, we announced that the original management team had rejoined us and adopted a "back-to-basics" strategy. One tactic supporting this "back-to-basics" strategy is to remain firm on MECON-PEERx-TM- pricing related to renewal subscriptions. This tactic may result in certain existing customers not renewing their older, low margin contracts at higher total contract values due to price sensitivity. Termination of customer relationships could result in lower subscription revenues for us, which could have a material adverse effect on our business, operating results and financial condition.

VARIABILITY OF QUARTERLY RESULTS; SEASONALITY

         Our quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: our sales cycle and demand for our products and services; changes in distribution channels; changes in our product mix; the termination of, or a reduction in, subscriptions to our MECON-PEERnext and MECON-PEERx-TM- product; the loss of customers due to consolidation in the healthcare industry; customer delays in providing information needed by us to complete implementation of, and revenue recognition from, sales of the MECON-PEERnext and MECON-PEERx-TM- products; changes in customer budgets; investments in our marketing, sales, research and development and administrative personnel necessary to support our strategic growth plan; the timing of new product introductions and enhancements by us and our competitors; marketing and sales promotional activities and trade shows; the unpredictability of revenues from consulting services; and general economic conditions. Accordingly, our operating results for any particular quarterly period may not be indicative of results for future periods. Moreover, our operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenue levels. Consequently, if anticipated revenues in any given quarter do not occur as expected, expense levels could be disproportionately high and may result in losses.

         Our quarterly results have been, and may continue to be, affected by hospital budgeting practices that cause many discretionary purchase decisions to be made shortly before the budgetary year end, which generally occurs on June 30 or December 31. Consequently, our operating results have been somewhat seasonal.

DEPENDENCE ON PRINCIPAL PRODUCTS

         For the fiscal year ended March 31, 1999, approximately 75% of our revenues were derived from subscriptions and licenses to our MECON-PEERnext, MECON-PEERx-TM-, MECON-OPTIMIS-TM- and MECON-Action*Point-SM- products. Accordingly, any significant reduction in subscriptions or sales of such products would have a material adverse effect on our business and operating results. Although subscriptions to the MECON-PEERnext and MECON-PEERx-TM-database generally have three-year terms, there can be no assurance that customers will not cancel their subscriptions prior to the end of the subscription period. In addition, although we have experienced a high customer renewal rate, there can be no assurance that our customers will renew their subscriptions or that any renewal terms will be as favorable to us as existing terms.

INTEGRITY AND RELIABILITY OF DATABASE

         Our success depends significantly on the integrity of our database. Although we test data for completeness and consistency, we do not conduct independent audits of the information provided by our customers. Moreover, while we believe that the benchmarking information contained in our database is representative of the operational aspects of various types of hospitals, there can be no assurance that such information is appropriate for comparative analysis in all cases or that the database accurately reflects general or specific trends in the hospital market. If the information contained in the database were found, or were perceived, to be inaccurate, or if such information were generally perceived to be unreliable, our business and operating results could be materially and adversely affected.

COMPETITION

         The market for healthcare information systems and services is intensely competitive and rapidly changing. Our competitors include other providers of operations and financial benchmarking data and services, providers of decision support software systems and management and healthcare consulting firms. Furthermore, other major healthcare information companies not presently offering cost management solutions may enter the markets in which we compete. Many of our competitors and potential competitors have significantly greater financial, technical, product development and marketing resources than us, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. We also face significant competition from internal management information services departments of large hospital alliances or for-profit hospital chains, many of which have developed or may develop benchmarking information and other cost control solutions. In addition, increased competitive pressures, among other factors, could lead to lower prices for our products and services, thereby materially adversely affecting our operating results. Accordingly, there can be no assurance that we will be able to compete successfully in the future.

MANAGEMENT OF GROWTH

         We are currently experiencing a period of growth and expansion, which has placed a significant strain on our personnel and resources. Our growth has resulted in an increase in the level of responsibility for our key personnel, several of whom were only recently hired. Failure to manage growth effectively, or to develop, maintain or upgrade management information and other systems and controls, could have a material adverse effect on us.

DEPENDENCE ON STRATEGIC RELATIONSHIPS

         A key element of our business strategy is to develop relationships with leading industry organizations in order to increase our market presence, expand distribution channels and broaden our product line. We believe that our success in penetrating new markets for our products and services depends in large part on our ability to maintain this relationship and cultivate additional relationships. There can be no assurance that our existing or future strategic partners will not develop and market products in competition with us or otherwise discontinue their relationships with us, or that we will be able to successfully develop additional strategic relationships.

CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY

         Many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. Such consolidation could erode our existing customer base and reduce the size of our target market. In addition, the resulting enterprises could have greater bargaining power, which may lead to price erosion of our products and services. The reduction in the size of our target market or our failure to maintain adequate price levels could have a material adverse effect on us.

         The healthcare industry is subject to changing political, economic and regulatory influences that may effect the procurement practices and operation of healthcare industry participants. During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Several lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for our products and services. We cannot predict what impact, if any, such factors might have on our business, financial condition and results of operations.

UNCERTAINTY OF ENTRANCE INTO NEW MARKETS

         A substantial majority of our revenues to date have been derived from sales to large hospitals in urban areas. Our future success depends in part upon our ability to market our products and services to other healthcare providers, including small and rural hospitals, long-term care facilities, large group medical practices, rehabilitation hospitals and surgical centers. In order to develop the subscriber base necessary for the accumulation of meaningful operations benchmarking data for such new markets, we may be required to offer significant price discounts to prospective customers in such markets. In addition, because such providers typically have smaller budgets than our existing customers, entry into new markets may require us to offer lower priced versions of our products. Sales of such new products may result in lower gross margins than sales to our existing customer base. Moreover, the entry into such new markets may require us to increase substantially our product development, marketing and other expenses. There can be no assurance that we will be successful in entering new markets.

NEW PRODUCT DEVELOPMENT

         Our future success and financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our customers through the timely development and successful introduction of new and enhanced versions of our database and other complementary products and services. Product development has been focused on enhancing existing products or introducing new products and has inherent risks, and there can be no assurance that we will be successful in our product development efforts or that the market will continue to accept our existing or new products and services. We believe that significant continuing product enhancement and development efforts will be required to sustain our growth. There can be no assurance that we will successfully develop, introduce and market new products or product enhancements, or that products or product enhancements we develop will meet requirements of healthcare providers and achieve market acceptance.

RISKS OF ICG ACQUISITION

         On March 31, 1999, we acquired ICG (now LBA) from HCIA Inc. This acquisition entails a number of risks, including the diversion of management's attention with respect to a new business area, the assimilation of the LBA operations and personnel, the amortization of a significant amount of goodwill and the potential loss of key LBA employees. The effective integration of LBA's operations, accounting systems and employees into MECON's business may be further complicated by the geographical distance of the LBA Denver facilities from MECON's current operations in California. We cannot assure that the LBA acquisition will not materially adversely affect MECON or that it will enhance our business.

POTENTIAL ACQUISITIONS

         We may expand our product line through the acquisition of complementary businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which we have limited or no direct expertise and the potential loss of key employees of the acquired companies. In addition, acquisitions may involve the expenditure of significant funds. There can be no assurance that any acquisition will result in long-term benefits to us or that management will be able to manage effectively the resulting business. In addition, such acquisitions may involve the issuance of additional equity securities, which may be dilutive to stockholders.

DEPENDENCE ON KEY PERSONNEL

         The success of MECON and of our business strategy is dependent in large part on our key management and operating personnel. We believe that our future success will also depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. Such individuals are in high demand and often attract competing offers. In particular, our success will depend on our ability to retain the services of our executive officers. We will also have an ongoing need to expand our management personnel and support staff. The loss of the services of one or more members of management or key employees, or the inability to hire additional personnel as needed, may have a material adverse effect on us.

YEAR 2000

         What is commonly referred to as the "Year 2000" problem arose because many existing computer programs use only the last two digits to refer to a year. As a result, date-sensitive computer programs may not be able to distinguish whether a two-digit date designated as "00" refers to 1900 or 2000. This problem could cause system failures or the creation of wrong information and disrupt our operations.

         We are completing the evaluation of our internal systems and expect to complete this evaluation by the second quarter of fiscal 2000. We expect to complete implementation of any systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis by the end of July 1999. During the second quarter of fiscal 2000 this remediation plan (consisting of upgrading and replacement of certain product versions, if necessary) will be implemented and tested for compliance.

         We have evaluated the status of our products, one of which is not at present Year 2000 compliant, and will implement programming changes necessary to address Year 2000 issues during the second quarter of fiscal 2000. We have no contingency plans should the product programming changes become infeasible or incapable of operating in the Year 2000. This product's historical contribution to revenue is immaterial. We expect that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for our computer systems; however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on future results of operations.

         We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for us from customers' financial information gathering systems and other third parties with which we deal with on financial transactions. While we expect to complete our efforts to seek assurance from our suppliers, service providers and customers by the end of the third quarter of fiscal 2000, there can be no assurance that the systems of other companies that we deal with or on which our systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect us. If it is determined that a material number of customers cannot collect their data because of Year 2000 issues, as a contingency plan, we currently intend to staff accordingly to collect the data manually.

         We rely on third parties for services such as telecommunications, Internet service, utilities and other key services and supplies. We are seeking confirmation from such service providers that their systems are Year 2000 Compliant. Interruption of those services or supplies due to Year 2000 issues could adversely affect our operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. We are in the process of updating and upgrading our internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, we expect that all new internal information systems implemented in 1999 will be Year 2000 Compliant.

         Known or unknown Year 2000 errors or defects in our internal systems and products, lack of Year 2000 compliance by third party software incorporated in our products and/or interruption of services from our external service providers due to Year 2000 problems could result in failure or disruption of our products and operations, delay or loss of revenue, diversion of development resources, damage to our reputation, claims or litigation, any of which could impair our business and financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

         We currently respond to customer concerns about our products on a case-by-case basis. We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways, including the decision to delay purchasing our products until the Year 2000. We believe that it is not possible to predict the overall impact of these decisions.

         At this stage in our analysis and remediation process, it is difficult to specifically identify the cause and the magnitude of any adverse economic impact of the most reasonably likely worst case Year 2000 scenario. Our reasonably likely worst case scenario would include the unavailability of our major internal systems to our employees, and the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Such worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which failures could cause failure or disruption or our operations or products. If a worst case scenario occurs, we may incur expenses to repair our systems or upgrade our products, face interruptions in the work of our employees, lose advertising, service and product license revenue, not be able to deliver downloads of our products, incur service expenses and suffer damage to our reputation. Any or all of the above events could have an adverse economic impact on our business, financial condition and results of operations.

         We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work is based on management's best estimates, which are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have an adverse impact on our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

                                   MECON, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                             1999          1998
                                                                                             ----          ----
Current assets:

   Cash and cash equivalents........................................................            $6,861       $12,647
   Securities available-for-sale, at market.........................................             2,789         3,844
   Accounts receivable, net of allowances of $1,703 and $308, respectively..........             5,354         2,724
   Unbilled accounts receivable.....................................................               745           522
   Prepaid expenses and other current assets........................................               191           285
   Employee receivables.............................................................               106            73
                                                                                         ----------------------------
        Total current assets........................................................            16,046        20,095
Property and equipment, net.........................................................             1,985         1,430
Software development costs, net.....................................................             2,414         1,776
Goodwill, net.......................................................................             8,577          -
Other assets........................................................................                 9             9
                                                                                         ----------------------------
                                                                                               $29,031       $23,310
                                                                                         ============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................              $574       $   317
   Accrued salaries and benefits....................................................               884           848
   Deferred revenue.................................................................             1,953         1,741
   Other accrued liabilities........................................................             1,924           796
                                                                                         ----------------------------
        Total current liabilities...................................................             5,335         3,702
Long-term obligations, less current portion.........................................               -              20
                                                                                         ----------------------------
        Total liabilities...........................................................             5,335         3,722
                                                                                         ----------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized; none issued and
        Outstanding.................................................................               -            -
   Common stock, $.001 par value; 50,000,000 shares authorized; 6,337,319 and 6,201,068
      issued and outstanding in 1999 and 1998, respectively.........................                 6             6
   Additional paid-in capital.......................................................            26,927        25,598
   Accumulated deficit..............................................................           (3,237)       (6,016)
                                                                                         ----------------------------
        Total stockholders' equity..................................................            23,696        19,588
                                                                                         ----------------------------
                                                                                               $29,031       $23,310
                                                                                         ============================


               See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  1999        1998          1997
                                                                                                  ----        ----          ----
Revenue:
   Subscription and software........................................................           $13,421       $11,550     $ 9,934
   Consulting services..............................................................             4,386         3,523       3,661
                                                                                         -----------------------------------------
        Net revenue.................................................................            17,807        15,073      13,595
Cost of revenue.....................................................................             5,827         5,495       5,959
                                                                                         -----------------------------------------
        Gross profit................................................................            11,980         9,578       7,636
                                                                                         -----------------------------------------
Operating costs:
   Research and development.........................................................             3,128         2,603       2,336
   Sales and marketing..............................................................             3,038         2,658       3,651
   General and administrative.......................................................             2,510         3,150       3,172
   Reorganization and other special charges.........................................               419           749       1,706
                                                                                         -----------------------------------------
        Total operating costs.......................................................             9,095         9,160      10,865
                                                                                         -----------------------------------------
Operating income (loss).............................................................             2,885           418      (3,229)
Interest and other income, net......................................................               897           735         808
                                                                                         -----------------------------------------
Income (loss) before provision for taxes............................................             3,782         1,153      (2,421)
Provision for income taxes..........................................................             1,003            92          40
                                                                                         -----------------------------------------
        Net income (loss)...........................................................            $2,779       $ 1,061     $(2,461)
                                                                                         =========================================
Basic earnings (loss) per share                                                                   0.44          0.17       (0.41)
                                                                                         =========================================
Weighted average common stock outstanding                                                        6,255         6,086       5,936
                                                                                         =========================================
Diluted earnings (loss) per share                                                                $0.42       $  0.17     $ (0.41)
                                                                                         =========================================
Weighted average common and dilutive potential common stock outstanding                          6,654         6,368       5,936
                                                                                         =========================================

               See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          MARCH 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK         ADDITIONAL                          TOTAL
                                            --------------------       PAID-IN       ACCUMULATED       STOCKHOLDERS'
                                            SHARES        AMOUNT       CAPITAL         DEFICIT             EQUITY
                                            ------        ------      ---------      -----------       -------------
Balances as of March 31, 1996.....        5,876,947         $6        $24,511       $  (4,616)        $   19,901
Exercise of common stock options..          102,968         -             398             -                  398
Employee stock purchase plan
   purchases......................           20,382         -             144             -                  144
Other.............................             -            -             (20)            -                  (20)
Net loss..........................             -            -            -             (2,461)            (2,461)
                                      ---------------------------------------------------------------------------
Balances as of March 31, 1997.....        6,000,297          6         25,033          (7,077)            17,962
Exercise of common stock options..          162,487         -             462             -                  462
Employee stock purchase plan
   purchases......................           38,284         -             103             -                  103
Net income........................             -            -            -              1,061              1,061
                                      ---------------------------------------------------------------------------
Balances as of March 31, 1998.....        6,201,068          6         25,598          (6,016)            19,588
Exercise of common stock options            110,442         -             354             -                  354
Employee stock purchase plan
   purchases......................           25,809         -             161             -                  161
Tax benefit of employee stock
   transactions...................          -               -             814             -                  814
Net income........................          -               -            -              2,779              2,779
                                      ---------------------------------------------------------------------------
Balances as of March 31, 1999.....        6,337,319         $6        $26,927       $  (3,237)        $  23,696
                                      ===========================================================================

               See accompanying notes to consolidated financial statements.

                                   MECON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                  1999       1998       1997
                                                                                                  ----       ----       ----
Cash flows from operating activities:
  Net income (loss).......................................................................     $ 2,779     $ 1,061    $(2,461)
  Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization.......................................................       1,507       1,183        622
      Loss on write off of fixed assets`..................................................         -           -          328
      Bad debt and sales discount provisions..............................................          91         370        472
      Tax benefit of employee stock transactions..........................................         814         -          -
  Changes in operating assets and liabilities:
        Accounts receivable...............................................................      (1,706)       (552)      (245)
        Unbilled accounts receivable......................................................        (223)        364       (360)
        Prepaid expenses and other current and noncurrent assets and related party
           receivables....................................................................          89          60        (54)
        Accounts payable..................................................................         257        (284)       421
        Deferred revenue..................................................................        (815)        683       (275)
        Accrued and other liabilities.....................................................        (156)        654     (1,217)
                                                                                            ----------------------------------
           Net cash provided by (used in) operating activities............................       2,637       3,539     (2,769)
                                                                                            ----------------------------------
Cash flows from investing activities:
   Purchases of securities available-for-sale.............................................      (2,920)     (6,826)    (8,117)
   Proceeds from sales or maturities of securities available-for-sale.....................       3,975       7,449      8,425
   Acquisitions of property and equipment.................................................      (1,041)       (387)    (1,301)
   Cash paid for acquisition..............................................................      (7,500)        -          -
   Computer software development costs....................................................      (1,452)       (904)      (814)
                                                                                            ----------------------------------
           Net cash used in investing activities..........................................      (8,938)       (668)    (1,807)
                                                                                            ----------------------------------
Cash flows from financing activities:
   Repayment of bank borrowings...........................................................        -            -       (1,940)
   Proceeds from exercise of stock options and employee stock purchases...................         515         565        542
   Other..................................................................................        -            -          (20)
                                                                                            ----------------------------------
           Net cash provided by (used in) financing activities............................         515         565     (1,418)
                                                                                            ----------------------------------
Net (decrease) increase in cash and cash equivalents......................................      (5,786)      3,436     (5,994)
Cash and cash equivalents at beginning of year............................................      12,647       9,211     15,205
                                                                                            ----------------------------------
Cash and cash equivalents at end of year..................................................     $ 6,861     $12,647    $ 9,211
                                                                                            ==================================
Supplemental information:
   Cash paid for taxes....................................................................     $    42     $   40         -
                                                                                            ==================================
Supplemental disclosure of noncash investing and financing activities:
   Acquisition (see note 3):
       Fair value of assets acquired......................................................     $ 9,827         -          -
       Less:
         Cash paid........................................................................      (7,500)        -          -
         Deferred revenue.................................................................      (1,027)        -          -
                                                                                            ----------------------------------
   Liabilities assumed and acquisition costs accrued......................................     $ 1,300         -          -
                                                                                            ==================================


               See accompanying notes to consolidated financial statements.

                                  MECON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997

(1)      BUSINESS OF THE COMPANY

         MECON, Inc. is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solutions offered by MECON consist of data/information products, decision support software and value-added services. The principal focus of our products and services is to reduce costs and improve efficiency and effectiveness of healthcare delivery systems. Our main product line is based upon a proprietary operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize our database-related products. Our customers use the information provided by the operations benchmarking database to quantify, develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved. The acquisition in March, 1999 of the Implementation Consulting Group of HCIA Inc. (HCIA), formerly known as LBA Healthcare, a leading provider of benchmarking-based consulting services for clinical service lines, enables us to offer a benchmarking-based healthcare cost management solution that encompasses both clinical and operational requirements.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Managed Care Information Systems, Inc. (MCIS) and LBA Healthcare (LBA), a division of MECON. All intercompany balances and transactions have been eliminated in consolidation.

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

SOFTWARE DEVELOPMENT COSTS

         We capitalize internally generated software development costs for external use in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Capitalization of software development costs begins upon the establishment of technological feasibility for the product. We amortize such capitalized amounts upon commencement of product introduction at the greater of the straight-line basis using estimated economic lives of two to three years or the ratio of actual revenues achieved to total anticipated revenues over the lives of the products. The realizability of unamortized capitalized costs is periodically reviewed relative to the estimated future revenues of the related products. Under SFAS No. 86, we capitalized $1,309,000, $740,000 and $754,000 of software development costs for the years ended March 31, 1999, 1998 and 1997, respectively.

         We capitalize software development costs for internal use in accordance with Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalization of software development costs begins in the application development stage of the product. We amortize such capitalized amounts using the straight-line basis over estimated economic lives of up to three years. Under SOP 98-1, we capitalized $143,000 and $92,000 of software development costs related to internal databases supporting company products for the years ended March 31, 1999 and 1998, respectively, and no such costs for prior periods.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to expense in the period incurred.

ADVERTISING COSTS

         All costs associated with advertising and promoting products are expensed in the period incurred. Costs to date have been insignificant.

REVENUE RECOGNITION

         Beginning April 1, 1998, we have accounted for the sale of software and related revenues in accordance with SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

         Revenue generated from the initial year of a MECON-PEERx-TM-subscription and related MECON-PEERview-TM- license and services contract is recognized ratably from the date of contract signing over the estimated time to complete acquisition of data into the database, which is generally four to five months in duration. Revenue generated from a subsequent year subscription contract is recognized ratably over the estimated time to complete the acquisition of data into the database, which generally takes four to five months beginning in the second or third year of the contract. Revenue generated from the initial year of a PEER Overview Assessment contract is recognized ratably from the date of contract signing over the estimated time to the complete acquisition of data into the database, the overview assessment, and the executive briefing, which is generally five to six months in duration. Costs to deliver the MECON-PEERx-TM- products are estimated to be incurred evenly throughout the period beginning with the signing of a contract and ending with the delivery of a report. Revenue earned and unbilled is recorded as unbilled accounts receivable and amounts billed and unearned are recorded as deferred revenue.

         Revenue from MECON-OPTIMIS-TM- and MECON-Action*Point-SM- license and implementation services are recorded as deferred revenue and recognized upon completion of implementation. We offer post-contract customer support to its MECON-OPTIMIS-TM- and MECON-Action*Point-SM- customers. Revenue from maintenance services, including amounts bundled with the initial license fee, is recorded as deferred revenue and recognized ratably over the period the post-contract customer support services are provided.

         MECON-Advisory-TM- revenue is recognized as the services are performed or as the customer's specific project is completed.

         Our adoption of SOP 97-2 did not have a material effect on revenue recognition or the results of operations. Prior to adoption of SOP 97-2, we accounted for software and related revenues in accordance with SOP 91-1, SOFTWARE REVENUE RECOGNITION.

         In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 regarding how to account for multiple-element arrangements and how vendor-specific evidence is defined. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. We believe that the adoption of SOP 98-9 will not have a material effect on our results of operations or financial position.

INCOME TAXES

         We account for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPREHENSIVE INCOME (LOSS)

         Beginning April 1, 1998, we adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. We have no components of other comprehensive income
(loss) and, accordingly, the comprehensive income (loss) is the same as net income (loss) for all periods presented.

EARNINGS (LOSS) PER SHARE

         SFAS No. 128, EARNINGS PER SHARE, requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures, diluted EPS. Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the weighted average number of common and dilutive potential common stock outstanding during the period. Dilutive potential common stock represents outstanding options which are calculated using the treasury stock method.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, securities available-for-sale and trade receivables. We have investment policies that limit investments to short-term low risk investments. We perform ongoing credit evaluations of our customers' financial condition and generally does not require collateral. We maintain an allowance for doubtful accounts to cover potential credit losses.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

         We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used, including goodwill, is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

STOCK-BASED COMPENSATION

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes financial accounting and reporting standards for stock-based compensation, including employee stock purchase plans and stock option plans. As allowed by SFAS No. 123, we continue to measure compensation expense for awards granted to employees under the provisions of Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation. Such reclassifications had no effect on previously reported results of operations.

(3)      ACQUISITION

         On March 31, 1999, we completed the acquisition of certain assets and liabilities of the Implementation Consulting Group (ICG) of HCIA Inc.
(HCIA), formerly known as LBA Healthcare, for $7.5 million in cash. Upon acquisition, we renamed the acquired division LBA Healthcare (LBA). LBA, based in Denver, Colorado, is a leading provider of benchmarking-based consulting services for clinical service lines. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of LBA's operations will be included in our consolidated financial statements from the date of acquisition of March 31, 1999.

         A summary of the purchase price for the acquisition is as follows (in thousands):

        Cash..........................................................................     $7,500
        Termination benefits accrual..................................................        539
        Accrued closure costs.........................................................        111
        Accrued vacation, accounts payable, and other accrued liabilities assumed.....        329
        Direct acquisition costs (primarily legal, accounting and travel expenses)....        321
        Deferred revenue..............................................................      1,027
                                                                                          --------
           Total......................................................................     $9,827
                                                                                          ========

        The termination benefits accrual pertains to thirteen (13) LBA employees who will be terminated in accordance with an exit plan developed by us. Included in the accrual are costs associated with certain employees in accordance with the purchase agreement, who have been retained solely to develop certain technology for HCIA. We will not derive any on-going future benefit from the services of these specified employees or the technology under development, and these employees will be terminated in 1999 once the technology is completed for HCIA.

         In conjunction with the transaction, MECON signed separate license agreements with HCIA allowing HCIA's use of LBA data and MECON's use of HCIA risk adjustment methodologies. Such license agreements became effective on April 1, 1999 and no payments were due as of March 31, 1999.

         In connection with the purchase of LBA, MECON entered into an agreement with HCIA whereby MECON would act as HCIA's agent and/or subcontractor for certain contracts not assigned by HCIA. MECON will be fully responsible for performance of the non-assigned contracts and will be compensated accordingly as services are performed. For two certain non-assigned contracts, MECON will be reimbursed for services performed based on amounts set forth in the agreement. For all other non-assigned contracts, MECON will receive all amounts paid to HCIA for the services performed by MECON pursuant to the contracts. In connection with the agreement, MECON and HCIA agreed to appoint certain representatives of their respective companies to resolve any disputes related to service obligations or compensation matters in good faith.

         Accrued closure costs pertain to excess leased space at LBA's facilities in Colorado. The space is vacant and expected to be disposed of within twelve months.

         The purchase price was allocated as follows (in thousands):

         Accounts receivable, net...............................    $1,015
         Property and equipment.................................       207
         Other current assets...................................        28
         Goodwill...............................................     8,577
                                                                    -------
            Total...............................................    $9,827
                                                                    =======

         Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and is amortized using the straight-line method over its estimated life of fifteen years.

         The following table represents pro forma results of operations as if the acquisition had occurred on April 1, 1997. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on April 1, 1997, nor is it necessarily indicative of results that may occur in the future (in thousands).

                                                                     Fiscal       Fiscal
                                                                      1999         1998
                                                                      ----         ----
        PRO FORMA BASIS
        Total net revenues....................................       $ 26,610     $ 31,133
        Net loss..............................................        (19,457)     (36,878)
        Net loss per share - basic and diluted................          (3.11)       (6.06)

(4)      REORGANIZATION AND OTHER SPECIAL CHARGES

         During fiscal 1999, we incurred $419,000 special charges related to recruiting a senior vice president of product integration and management and write-off of marketing materials which were obsolete given our acquisition of LBA.

         During fiscal 1998, we took action to reduce our ongoing quarterly operating expense base. As a part of the expense reduction effort, we decreased our workforce by 38 employees on April 17, 1997 and incurred a $749,000 reorganization charge during the first quarter of fiscal 1998. This charge was primarily comprised of employee severance and related benefits and additional costs associated with facility shutdowns. The following table sets forth a description of the reorganization charge for the year ended March 31, 1998:

                                                                                                     ACCRUAL
                                                                    TOTAL           USED OR             AT
                            REORGANIZATION COST                    EXPENSE            PAID            3/31/98
                            -------------------                    -------            ----            -------
         Salaries and termination benefits................            $634,000          $599,000      $35,000
         Facilities shutdown..............................              38,000            38,000         -
         Professional fees................................              77,000            77,000         -
                                                               ----------------------------------------------
                                                                      $749,000          $714,000      $35,000
                                                               ==============================================

         At March 31, 1999, $35,000 remains accrued related to employee termination matters.

         During fiscal 1997, we implemented a plan to reorganize our operations by centralizing the management of our product development, sales and product support organizations to better achieve our strategic growth objectives. In connection with the implementation of this new corporate structure, we recorded a pretax charge of $1,337,000 for costs associated with employee severance and related benefits; asset writedowns; expansion of the corporate headquarters; and a provision for accounts receivable that management believed would not be collectible. This reserve was established because we believed our commitment to the development of new products would change the strategic direction of our product lines. The following table sets forth a description of the type and amount of reorganization costs recognized as expense for the year ended March 31, 1997:

                                                                                           USED          ACCRUAL
                                                                         TOTAL              OR             AT
                            REORGANIZATION COST                         EXPENSE            PAID          3/31/97
                            -------------------                         -------            ----          -------
         Salaries and termination benefits.....................       $529,000          $  529,000       $   -
         Facilities shutdown...................................        285,000             285,000           -
         Professional fees.....................................          5,000               5,000           -
         Asset writedowns......................................        218,000             218,000           -
         Provision for doubtful accounts.......................        300,000              51,325        248,675
                                                                    ---------------------------------------------
                                                                    $1,337,000          $1,088,325       $248,675
                                                                    =============================================

         During fiscal 1998, we utilized for bad debt write-offs the remaining balance of $248,675 that was identified at the time of the restructuring.

         Other special charges of $369,000 were incurred during fiscal 1997 related to additional acquisition costs from a prior year merger and costs associated with aborted acquisitions.

(5)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         In accordance with the requirements of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, we have classified our investments in certain debt securities as "available-for-sale." Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, deemed by us as temporary in nature, reported as a separate component of other comprehensive income (loss). At March 31, 1999 and 1998, cost of available-for-sale securities approximated fair value of such securities.

         At March 31, 1999 and 1998, available-for-sale securities consisted of the following (in thousands):

                                                        1999       1998
                                                        ----       ----
        Government securities......................    $   --     $   522
        Corporate debt securities..................     9,050      13,484
                                                       -------------------
                                                       $9,050     $14,006
                                                       ===================

         At March 31, 1999 and 1998, these securities were classified in the Consolidated Balance Sheet as follows (in thousands):

                                                         1999        1998
                                                         ----        ----
        Cash equivalents..........................      $6,261      $10,162
        Securities available-for-sale.............       2,789        3,844
                                                       --------------------
                                                        $9,050      $14,006
                                                       ====================


         The contractual maturity of all available-for-sale securities as of March 31, 1999 was one year or less.

         During fiscal 1999, 1998 and 1997, there were no gross realized gains or losses on sales of securities held as available-for-sale.

         The carrying amounts of all other financial instruments approximate fair value because of their short maturity.

(6)      PROPERTY AND EQUIPMENT AND SOFTWARE DEVELOPMENT COSTS

         The following is a summary of property and equipment at March 31, 1999 and 1998 (in thousands):

                                                                1999        1998
                                                                ----        ----
         Office furniture and equipment.................          $681    $   523
         Computers......................................         2,717      2,132
         Leasehold improvements.........................           696        191
                                                              -------------------
                                                                 4,094      2,846
         Less accumulated depreciation..................        (2,109)    (1,416)
                                                               -------------------
                                                                $1,985    $ 1,430
                                                               ===================

         Depreciation expense was $693,000, $545,000 and $395,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

         The following is a summary of software development costs at March 31, 1999 and 1998 (in thousands):

                                                                                       1999       1998
                                                                                       ----       ----
         Purchased software....................................................          $373    $   230
         Internally developed software for internal use........................           290         92
         Internally developed software held for sale, license, or lease........         4,182      3,071
                                                                                     -------------------
                                                                                        4,845      3,393
         Less accumulated amortization.........................................        (2,431)    (1,617)
                                                                                     -------------------
                                                                                        2,414    $ 1,776
                                                                                     ===================


         Amortization expense was $816,000, $638,000 and $227,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

(7)      COMMITMENTS AND CONTINGENCIES

         We lease office space under operating leases with terms of 29 and 60 months. Certain office equipment is leased under operating leases with terms of approximately 36 months.

         Future minimum lease commitments under operating leases are as follows (in thousands):

YEAR ENDING MARCH 31,
---------------------
         2000................................................      $742
         2001................................................       770
         2002................................................       556
         2003................................................       407
         2004 and thereafter.................................       347
                                                                 -------
            Total............................................    $2,822
                                                                 =======

         In conjunction with the purchase of LBA, Mecon entered into a sub-lease agreement, which is included in lease commitments above, with HCIA to lease certain office space through August 2001.

         Rent expense under operating leases for the years ended March 31, 1999, 1998 and 1997 was $369,000, $401,000 and $520,000, respectively.

(8)      RELATED PARTY TRANSACTIONS

         IT Solutions, Inc. (ITS) is partially owned by certain of our stockholders. We purchased contract software programming services from ITS totaling approximately $0, $3,000 and $500,000, capitalized as software development costs or expensed as research and development costs, during the years ended March 31, 1999, 1998 and 1997, respectively.

(9)      INCOME TAXES

         Income tax expense for the years ended March 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                                    1999      1998     1997
                                                    ----      ----     ----
Current:

   Federal.....................................        $712      $31       $ 3
   State.......................................         291       61        16
                                                  -----------------------------
                                                      1,003       92        19
Deferred:
   Federal.....................................       -        -            16
   State.......................................       -        -             5
                                                  -----------------------------
                                                      -        -            21
                                                  -----------------------------
      Total tax expense........................      $1,003      $92       $40
                                                  =============================

         Income tax expense for the years ended March 31, 1999, 1998 and 1997 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% of pretax income (losses) as a result of the following (in thousands):

                                                                        1999      1998     1997
                                                                        ----      ----     ----
Computed "expected" tax expense (benefit)............................   $1,286   $ 392    $(823)
Nondeductible expenses and merger costs..............................       29      26       87
Research credits.....................................................     -         -      (196)
State taxes..........................................................      192      40       15
Utilization of net operating loss and research credit carryforwards..     -       (464)      -
Change in beginning of year valuation allowance......................  (1,147)      -        -
Losses and credits for which no benefit was taken....................     643       -       953
Other................................................................     -         98        4
                                                                       ------------------------
                                                                        $1,003   $  92    $  40
                                                                       ========================

         The tax effects of temporary differences that gave rise to significant portions of deferred income tax assets and liabilities as of March 31, 1999 and 1998 are as follows (in thousands):

                                                                       1999       1998
Deferred tax assets:
   Net operating losses.............................................    $  -   $   790
   Compensated absences.............................................     246       153
   Research credit carryforwards....................................       -       438
   Research expenses capitalized for state tax purposes.............     126       143
   Capital loss carryforward........................................       5       259
   Allowance for bad debts..........................................      73       122
   Depreciation.....................................................       2        70
   MCIS tax accounting method change................................     109       173
   Other accrued liabilities........................................     844        46
                                                                       ----------------
        Total gross deferred tax assets.............................   1,405     2,194
Less valuation allowance............................................   (631)    (1,778)
                                                                       ----------------
        Net deferred tax assets.....................................     774       416
Deferred tax liabilities:
   Software costs...................................................   (774)     (416)
                                                                       ----------------
        Total gross deferred tax liabilities........................   (774)     (416)
                                                                       ----------------
        Net deferred tax asset......................................    $  -   $  -
                                                                       ================

We have certain acquired deferred tax assets from the LBA acquisition of $631,000 that, when realized, will reduce the carrying value of goodwill and create no income tax benefit.

         The (decrease) increase in the valuation allowance of approximately $(1,147,000), $(298,000) and $1,733,000 for the years ended March 31, 1999,
1998 and 1997, respectively, was primarily due to a change in deferred tax assets for which there was an uncertainty regarding the ultimate realization of the gross deferred asset.

         A portion of the net operating loss carryforward utilized in the current year is attributable to the exercise of stock options which resulted in approximately $814,000 of deferred tax assets being credited to additional paid-in capital.

(10)     EMPLOYEE RETIREMENT AND SAVINGS PLAN

         We have a qualified 401(k) savings plan. All full-time employees with one year of service may defer a portion of their salary. At the discretion of the Board of Directors, we may also make a matching contribution for all eligible employees. Our contributions to the plan were approximately $57,000, $49,000 and $26,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

         Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock will be entitled to an aggregate dividend of 1,000 times the dividend declared per common share. In the event of liquidation, the holders of the Series A Preferred Stock will be entitled to a minimum preferential liquidation payment equal to 1,000 times the aggregate amount to be distributed per share to holders of common shares plus an amount equal to any accrued and unpaid dividends on the Series A Preferred Stock. Each share of Series A Preferred Stock will have 1,000 votes, and will vote together with the common shares. In the event of any merger, consolidation or other transaction in which the common shares are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 1,000 times the amount received per common share. These rights are protected by certain anti-dilution provisions.

(12)     EARNINGS (LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations under SFAS No. 128 (in thousands, except per share amounts):

                                                                                              YEAR ENDED MARCH 31,
                                                                                              --------------------
                                                                                           1999        1998        1997
                                                                                        ------------------------------------
Net income (loss)...................................................................      $2,779      $1,061      $(2,461)
                                                                                        ====================================
Denominator for basic earnings (loss) per share--weighted average common shares            6,255       6,086        5,936
Dilutive stock options..............................................................         399         282         -
                                                                                        ------------------------------------
Denominator for diluted earnings (loss) per share...................................       6,654       6,368        5,936
                                                                                        ====================================
Basic earnings (loss) per share.....................................................      $ 0.44        0.17        (0.41)
                                                                                        ====================================
Diluted earnings (loss) per share...................................................      $ 0.42      $ 0.17      $ (0.41)
                                                                                        ====================================

         Options to purchase 238,235 and 421,638 shares of our common stock at March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their exercise prices, which ranged from $9.50 to $23.79 and $6.00 to $23.79, respectively, were greater than the average market price of our common stock of $8.90 and $5.75 per share, respectively. All options to purchase shares of our common stock at March 31, 1997 were not included in the computation of diluted loss per share as their effect would have been antidilutive.

(13)     STOCK-BASED COMPENSATION PLANS

         1994 INCENTIVE STOCK OPTION PLAN

         Our 1994 Incentive Stock Option Plan (the 1994 Plan) provides for the grant of incentive stock options to our employees. The Board of Directors has determined that no further options will be granted under the 1994 Plan. Outstanding options granted under the 1994 Plan generally become exercisable at a rate of 1/5 of the shares subject to the option at a specified date after the date of grant and an additional 1/5 of the shares at the end of each subsequent anniversary of the initial vesting date, subject to continued service as an employee, consultant or director. The term of each outstanding stock option is seven years. The exercise price of all options granted under the 1994 Plan was at least equal to the fair market value of our common stock on the date of grant. Payment of the exercise price may be made in cash, promissory notes or other shares of our common stock.

         1995 STOCK PLAN

         Our 1995 Stock Plan (the 1995 Plan) was adopted in October 1995 and became effective in December 1995. The 1995 Plan provides for the grant of incentive stock options to employees, officers, consultants and directors and for the grant of nonstatutory stock options and stock purchase rights (Rights) to our employees and consultants. A total of 1,700,000 shares of common stock has been reserved for future issuance under the 1995 Plan. The exercise price of options granted under the 1995 Plan is generally at least equal to the fair market value of our common stock on the date of grant. However, with respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must equal at least 110% of fair market value on the grant date and the maximum term of the option must not exceed five years. The term of all other options granted under the 1995 Plan may not exceed ten years. Generally, options vest 20% on the date of grant, and 20% each year thereafter for four years. As of March 31, 1999, there were 522,779 shares available for future grant under the 1995 Plan.

         1995 DIRECTOR OPTION PLAN

         Our 1995 Director Option Plan (the Director Plan) was adopted in October 1995 and became effective in December 1995. In August 1998, the Director Plan was amended to increase the number of shares of our common stock reserved for issuance under the Director Plan to 200,000 shares. The Director Plan, as amended in January 1997, provides for the grant of nonstatutory stock options to certain of our non-employee directors (Outside Directors) pursuant to an automatic, nondiscretionary grant mechanism. The Director Plan provides that each new Outside Director shall be granted a nonstatutory stock option to purchase 15,000 shares of common stock (10,000 shares prior to the January 1997 amendment) upon the date which such person first becomes an Outside Director. Thereafter, each Outside Director shall be automatically granted an option to purchase 5,000 shares of common stock on January 16 of each year (a Subsequent Option), if on such date, such Outside Director shall have served on our Board of Directors for at least six (6) months. The Director Plan provides that each initial grant to new

Directors will be exercisable three years from the date of grant and the subsequent options will vest immediately. The exercise price per share of all options granted under the Director Plan shall be equal to the fair market value of a share of common stock on the date of grant. Options granted to Outside Directors under the Director Plan have a ten year term, but will expire unless exercised within three months following the termination of an Outside Director's status as a director. If not terminated earlier, the Director Plan will have a term of ten years. As of March 31, 1999, there were 115,000 shares available for future grant under the Director Plan. In addition, the Director Plan was amended in January 1997 to include an annual retainer of $10,000 for Outside Directors, a per meeting fee of $1,000 for Board meetings, and $750 for separately held committee meetings.

         1995 EMPLOYEE STOCK PURCHASE PLAN

         Our 1995 Employee Stock Purchase Plan (the Purchase Plan) was adopted in October 1995 and became effective in December 1995. A total of 250,000 shares of common stock has been reserved for issuance under the Purchase Plan.

         The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 7 1/2% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of a six month purchase period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years after its effective date. The Board of Directors has authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant. We sold 25,809, 38,284 and 20,382 shares to employees under the Purchase Plan for the years ended March 31, 1999, 1998 and 1997, respectively. No shares were sold under the Purchase Plan in prior years. As of March 31, 1999, there were 165,525 shares available for future grant under the Purchase Plan.

         OPTION PLAN ACTIVITY

         The following table summarizes option activity for the three years ended March 31, 1999:

                                                        INCENTIVE STOCK        WEIGHTED
                                                            OPTIONS             AVERAGE
                                                           OUTSTANDING      EXERCISE PRICE
                                                        --------------     ---------------

         Balance at March 31, 1996...................     698,072                $7.36
         Options granted.............................   1,032,385                10.82
         Options canceled............................    (541,450)               14.52
         Options exercised...........................    (102,968)                3.86
                                                       -------------------------------
         Balance at March 31, 1997...................   1,086,039                 7.39
         Options granted.............................     564,888                 4.07
         Options canceled............................    (546,581)                6.26
         Options exercised...........................    (162,487)                2.84
                                                       -------------------------------
         Balance at March 31, 1998...................     941,859                 6.83
         Options granted.............................     456,984                 7.95
         Options canceled............................     (90,334)                9.84
         Options exercised...........................    (110,442)                3.20
                                                       -------------------------------
         Balance at March 31, 1999...................   1,198,067                $7.36
                                                       ===============================

         The weighted average fair value of options granted was $6.53, $3.11 and $7.98 per share for the years ended March 31, 1999, 1998 and 1997, respectively.

         The following table summarizes information about stock options outstanding at March 31, 1999:

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                  -------------------             -------------------
                                                WEIGHTED-
                                                AVERAGE          WEIGHTED-                       WEIGHTED-
            RANGE OF                            REMAINING        AVERAGE                         AVERAGE
            EXERCISE             NUMBER        CONTRACTUAL       EXERCISE        NUMBER          EXERCISE
             PRICES           OUTSTANDING          LIFE            PRICE        OUTSTANDING       PRICE
           ---------          -----------      -----------       ---------      -----------      --------
          $0.57 - 2.37         164,631               5.1             $1.42        115,924         $1.24
           2.38 - 4.75         163,368               8.2              3.06        105,329          3.11
           4.76 - 7.13         309,169               8.6              6.18        101,351          6.11
           7.14 - 9.51         337,664               8.2              7.99         98,450          8.09
          9.52 - 11.89          81,500               9.4             10.25         19,889         10.16
         11.90 - 14.27          33,000               6.1             13.00         23,155         13.00
         14.28 - 16.65           8,735               6.8             15.02          6,910         15.02
         16.66 - 19.03          50,000               7.3             17.88         30,000         17.88
         21.42 - 23.78          50,000               7.5             23.78         30,000         23.78
-------------------------------------------------------------------------------------------------------
        $ 0.57 - 23.78       1,198,067               7.8            $ 7.36        531,008        $ 7.05
=======================================================================================================

         PRO FORMA INFORMATION

         We continue to apply APB No. 25 in accounting for our employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations for our fixed stock option plans and its stock purchase plan. Had compensation cost for our stock-based compensation plans been determined in accordance with the fair value method prescribed in SFAS No. 123, our net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                                       1999         1998           1997
                                                                                       ----         ----           ----
        Net income (loss) (IN THOUSANDS).....................     As reported        $2,779       $ 1,061        $(2,461)
                                                                  Pro forma            (747)       (1,701)        (4,082)
        Basic earnings (loss) per share......................     As reported          0.44          0.17          (0.41)
                                                                  Pro forma           (0.12)        (0.28)         (0.69)
        Diluted earnings (loss) per share....................     As reported          0.42          0.17          (0.41)
                                                                  Pro forma           (0.12)        (0.28)         (0.69)

         The fair value of each option granted under the option plans and purchase rights granted under the Purchase Plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997:


                                                  STOCK OPTION PLANS                   EMPLOYEE STOCK PURCHASE PLAN
                                                  ------------------                   ----------------------------
                                          1999          1998          1997          1999          1998          1997
                                          ----          ----          ----          ----          ----          ----
Expected volatility............            96%           98%           95%            96%           98%           95%
Expected life..................         6.78 years    6.38 years    4.5 years      6 months      6 months      6 months
Risk-free interest rate........          4.74%         6.21%         6.32%          4.57%         5.45%         5.05%

         A dividend yield of zero was used for each year. The weighted-average fair value of purchase rights granted under the Purchase Plan in fiscal 1999, 1998 and 1997 was $3.36, $1.79 and $2.57 per share, respectively.

         OPTION REPRICING

         On January 16, 1997, we offered certain key employees holding options with exercise prices in excess of $12.00 per share the opportunity to exchange such options for options with an exercise price of $5.625 per share, the fair market value of the Company's stock on that date, provided that such options be subject to a revised four-year vesting schedule beginning on the new grant date. Options to purchase 412,176 shares were so exchanged and are included in fiscal 1997 options granted and canceled.

(13)     MAJOR CUSTOMERS

         For the year ended March 31, 1999, one significant customer accounted for 23% of our fiscal 1999 revenues and 13% of total receivables at March 31, 1999. At March 31, 1999, receivables from a different customer constituted 10% of total accounts receivable and 27% of total unbilled accounts receivables.

         For the year ended March 31, 1998, one significant customer accounted for 20% of our fiscal 1998 revenues. At March 31, 1998, receivables from two different customers constituted 26% of total accounts receivable. At March 31, 1998, unbilled receivables from two other customers constituted 34% of total unbilled accounts receivables.

         For the year ended March 31, 1997, we had a different significant customer which covered approximately 50 academic hospitals. This contract totaled 11% of 1997 revenues and 15% of total unbilled receivables at March 31, 1997.

(14)     SEGMENT INFORMATION

         During fiscal year 1999, we adopted the provisions of SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within MECON for making operational decisions and assessments of financial performance.

         For the years presented, we operated in one business segment, operational benchmarking solutions, for which we received revenues from our customers. Our Chief Operating Decision Maker is considered to be the Company's Operating Committee (COC) which is comprised of our Chief Executive Officer and our Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information on revenues by products and services for purposes of making decisions and assessing financial performance. Through March 31, 1999, the COC has not reviewed discrete financial information regarding profitability of our different products or services and therefore, we do not have operating segments as defined by SFAS 131. Effective April 1, 1999, subsequent to the acquisition of LBA, we will operate in two business segments, consulting services and data products. Financial reporting systems will be implemented that will enable the COC to review segment data based on discrete financial information.

         Our customers consist 100% of end users in the United States.

                                       1999      1998      1997
                                       ----      ----      ----
Subscriptions and software........   $13,421   $11,550   $ 9,934
Consulting Services ..............     4,386     3,523     3,661
                                     -------   -------   -------
Total net revenues ...............   $17,807   $15,073   $13,595


                        INDEPENDENT AUDITORS' REPORT

The Board of Directors
MECON, Inc.

         We have audited the accompanying consolidated balance sheets of MECON, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MECON, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                     KPMG LLP

San Francisco, California
May 10, 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in nor were there any disagreements with our accountants on accounting or financial disclosure matters during the two years ended March 31, 1999.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, our Proxy Statement for our 1999 annual meeting of stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to our Proxy Statement for our 1999 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to our Proxy Statement for our 1999 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to our Proxy Statement for our 1999 annual meeting of stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

  EXHIBIT NUMBER                                   EXHIBIT
  --------------                                   -------
 2.1(1)            Agreement and Plan of Reorganization dated as of March 26,
                   1997 by and among Registrant, Managed Care Information Systems, Inc.
                   ("MCIS"), MECON Acquisition Corp. and certain shareholders of MCIS
 3.1(2)            Restated Certificate of Incorporation of Registrant
 3.2(2)            Bylaws of Registrant
 4.1(2)            Specimen Common Stock Certificate of Registrant
 4.2(2)            Warrants, dated September 9, 1994, issued by Registrant to Summit
                   Ventures III, L.P. and Summit Investors II, L.P.
 4.3(4)            Preferred Shares Rights Agreement
10.1(2)            Property Lease covering Registrant's facilities in San Ramon, California
10.2(2)            Stock and Warrant Purchase Agreement dated September 9, 1994 among
                   Registrant and certain investors
10.3*(2)           1994 Incentive Stock Option Plan of Registrant
10.4*(2)           1995 Stock Plan and Form of Stock Option Agreement
10.5*(2)           1995 Director Option Plan and Form of Director Option Agreement
10.6*(2)           1995 Employee Stock Purchase Plan and Form of Subscription Agreement
10.7(2)            Investor Rights Agreement dated as of September 9, 1994 among the
                   Registrant and certain stockholders of the Registrant
10.8**(2)          Business Partner Marketing Agreement dated September 27, 1995, between the Registrant and HBO & Company
10.9**(2)          Letter Agreement dated April 8, 1995 between the Registrant and Arthur Andersen LLC
10.10(2)           Business Loan Agreement and Commercial Security Agreement dated
                   August 7, 1995, between the Registrant and Silicon Valley Bank

  EXHIBIT NUMBER                                   EXHIBIT
  --------------                                   -------
10.11(2)           Form of Indemnification Agreement
10.14(2)           Independent Contractor Services Agreement between the Registrant and IT Solutions, Inc.
10.15(2)           Equity Purchase Agreement among Registrant, ICI Partnership and
                   Thomas Alexander dated May 17, 1995
10.16(2)           Series A Preferred Stock and Common Stock Exchange and Repurchase
                   Agreement between Registrant and Lutheran Health Services
                   dated January 11, 1993, as amended
10.17**(2)         Agreement to provide MECON-PEERx-TM- Operations Benchmarking
                   Database Services to University Hospital Consortium Service
                   Corporation members revised February 24, 1995
10.18(2)           Form of MECON-PEERx-TM-subscription agreement
10.19(2)           Form of MECON-OPTIMIS-TM-software agreement
10.20(5)           Asset purchase agreement dated March 31, 1999 between
                   MECON, Inc. and HCIA INC.
11.1(3)            Computation of per share earnings
21.1               List of Subsidiaries
23.1               Consent of KPMG LLP
27.1               Financial Data Schedules


-----------

(*) Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB

(**) Confidential treatment requested.

(1) Incorporated by reference from the Registrant's Form 8-K filed on April 12, 1997.

(2) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (file No. 33-98206-LA), as amended, filed on December 6, 1997.

(3)  Incorporated by reference from the Registrant's Form 10-K,
     Footnote 12 of Notes to Consolidated Financial Statements filed on June 28, 1999.

(4) Incorporated by reference from the Registrant's Form 8-A filed on April 14, 1997.

(5) Incorporated by reference from the Registrant's Form 8-K filed on April 15, 1999.

(B)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 28, 1999

                                           MECON, Inc.

                                           By: /s/ DAVID J. ALLINSON
                                              -------------------------
                                              Mr. David J. Allinson

                                    VICE PRESIDENT, FINANCE AND ADMINISTRATION
                                      AND CHIEF FINANCIAL OFFICER (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

           NAME                                           TITLE                                      DATE
           ----                                           -----                                      ----
     /s/ VASU R. DEVAN       Chairman of the Board, President and Chief Executive Officer        June 28, 1999
     -----------------       (Principal Executive Officer)
      (Vasu R. Devan)

   /s/ DAVID J. ALLINSON     Vice President, Finance and Administration and Chief Financial      June 28, 1999
   ---------------------     Officer (Principal Financial and Accounting Officer)
    (David J. Allinson)

    /s/ RAJU RAJAGOPAL       Senior Vice President, Chief Operations Officer, Director           June 28, 1999
    ------------------
     (Raju Rajagopal)

      /s/ RICH MCCANN        Director                                                            June 28, 1999
    ------------------
       (Rich McCann)

     /s/ M. GREG ALLIO       Director                                                            June 28, 1999
    ------------------
      (M. Greg Allio)

 /s/ KATHY BRITTAIN WHITE    Director                                                            June 28, 1999
 ------------------------
  (Kathy Brittain White)