Form 10QSB
period 1999-06-30
MECON INC
filed 1999-08-16
CIK 1002524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------

                                   FORM 10-QSB

    (MARK ONE)
           [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarter ended June 30, 1999

                                       OR

           [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number: 0-27048
                                   ------------

                                   MECON, INC.

        (Exact name of small business issuer as specified in our charter)

                  Delaware                                94-2702762
        (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification Number)

                           200 Porter Drive, Suite 210
                           San Ramon, California 94583
                    (address of principal executive offices)

         Issuer's telephone number, including area code: (925) 838-1700

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X  Yes        No
                            ---        ---

The number of shares outstanding of our common stock on August 6, 1999 was

                                6,361,575 shares

Transitional Small Business Disclosure Format (check one):     Yes     X  No
                                                           ---        ---

-------------------------------------------------------------------------------

                                   MECON, INC.
                                   FORM 10-QSB
                                  JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                                              PAGE
PART I:  FINANCIAL INFORMATION

Item 1.      Financial Statements
               Consolidated Condensed Balance Sheets (unaudited)  as of
               June 30, 1999 and March 31, 1999                                                 3

               Consolidated Condensed Statements of Income (unaudited) for the
               Three Month Periods Ended June 30, 1999 and 1998                                 4

               Consolidated Condensed Statements of Cash Flows (unaudited) for the
               Three Month Periods Ended June 30, 1999 and 1998                                 5

               Notes to Consolidated Condensed Financial Statements (unaudited)                 6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                     10


PART II:  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                     17

Exhibit 27 Financial Data Schedule                                                             18

ITEM 1.  FINANCIAL STATEMENTS

                                   MECON, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       June 30, 1999            March 31, 1999

                                                                  ------------------------------------------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                     $5,121                  $6,861
     Securities available-for-sale, at market                                       3,648                   2,789
     Accounts receivable, net of allowances of $1,705 and $1,703
        at June 30, 1999 and March 31, 1999,  respectively                          5,949                   5,354
     Unbilled accounts receivable                                                     648                     745
     Prepaid expenses                                                                 580                     191
     Other current assets                                                              84                     106
                                                                  ------------------------------------------------

            Total current assets                                                   16,030                  16,046

Property and equipment, net                                                         1,992                   1,985
Software development costs, net                                                     2,510                   2,414
Goodwill                                                                            8,434                   8,577
Other assets                                                                            9                       9
                                                                  ------------------------------------------------
                                                                                  $28,975                 $29,031
                                                                  ------------------------------------------------
                                                                  ------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued liabilities                                $2,588                  $2,498
     Accrued salaries and benefits                                                    642                     884
     Deferred revenue                                                               1,295                   1,953
                                                                  ------------------------------------------------

            Total current liabilities                                               4,525                   5,335
                                                                  ------------------------------------------------

            Total liabilities                                                       4,525                   5,335
                                                                  ------------------------------------------------

Stockholders' equity:
    Preferred stock, $.001 par value; 5,000,000 shares
       authorized; none issued and outstanding                                          -                       -
    Common stock, $.001 par value; 50,000,000 shares authorized;
       6,355,026, and 6,337,219 issued and outstanding at June 30,
       1999 and March 31, 1999, Respectively                                            6                       6
    Additional paid in capital                                                     27,016                  26,927
    Accumulated deficit                                                            (2,572)                 (3,237)
                                                                  ------------------------------------------------
             Total stockholders' equity                                            24,450                  23,696
                                                                  ------------------------------------------------
                                                                                  $28,975                 $29,031
                                                                  ------------------------------------------------
                                                                  ------------------------------------------------

          See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three months ended
                                                                  June 30,
                                                       ---------------------------
                                                           1999         1998
                                                       ---------------------------
Revenue:
     Data products                                         $3,277        $2,798
     Consulting                                             3,199         1,118
                                                       ---------------------------

           Net revenue                                      6,476         3,916

Cost of revenue                                             2,182         1,420
                                                       ---------------------------
Gross profit                                                4,294         2,496
                                                       ---------------------------

Operating costs:
     Research and development                                1,153          727
     Sales and marketing                                     1,295          722
     General and administrative                                912          658
                                                       ---------------------------

           Total operating costs                             3,360        2,107
                                                       ---------------------------

Operating income                                               934          389

Interest and other income, net                                 105          214
                                                       ---------------------------

Income before provision for income taxes                     1,039          603

Provision for income taxes                                     374          152
                                                       ---------------------------

Net income                                                    $665         $451
                                                       ---------------------------
                                                       ---------------------------

Basic earnings per share                                     $0.10        $0.07
                                                       ---------------------------
                                                       ---------------------------

Weighted average common stock outstanding                    6,343        6,213
                                                       ---------------------------
                                                       ---------------------------

Diluted earnings per share                                   $0.10        $0.07
                                                       ---------------------------
                                                       ---------------------------

Weighted average common and dilutive potential
   common stock outstanding                                  6,649        6,668
                                                       ---------------------------
                                                       ---------------------------

      See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three months ended
                                                                             June 30,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
Net cash (used in) provided by operating activities                  $   (364)      $    812
                                                                     --------       --------

Cash flows (used in) provided by investing activities:
     Purchase of securities available-for-sale                         (1,362)           (14)
     Proceeds from sales or maturities of securities
        available-for-sale                                                503            311
     Acquisition of property and equipment                               (293)          (243)
     Computer software development costs                                 (313)          (295)
                                                                     --------       --------

            Net cash used in investing activities                      (1,465)          (241)
                                                                     --------       --------

Cash flows from financing activities:
     Proceeds from exercise of stock options and
        employee stock purchase plan stock sales                           89            152
                                                                     --------       --------
            Net cash provided by financing
                 activities                                                89            152
                                                                     --------       --------
Net (decrease)/increase in cash and cash
    equivalents                                                        (1,740)           723
Cash and cash equivalents at beginning of period                        6,861         12,647
                                                                     --------       --------
                                                                     --------       --------

Cash and cash equivalents at end of period                           $  5,121       $ 13,370
                                                                     --------       --------
                                                                     --------       --------

      See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)


(1)      BUSINESS OF THE COMPANY

         MECON, Inc. is a leading provider of benchmarking solutions to the healthcare industry. The benchmarking solutions we offer consist of data/information products, decision support software and value-added services. The principal focus of our products and services is to reduce costs and improve efficiency and effectiveness of departmental and clinical operations in the healthcare delivery system. Our main product line is based upon an operations benchmarking database containing cost and key performance information from hospitals nationwide. In addition to statistical data, the database incorporates qualitative data derived from operational profiles provided by hospitals that utilize our database-related products. Our customers use the information provided by the operations benchmarking database to develop and implement strategies to reduce costs and to periodically measure actual performance to maintain the cost reductions achieved.

         On March 31, 1999, we acquired the Implementation Consulting Group, of HCIA, Inc. formerly known as LBA Healthcare ("LBA"), forming the healthcare industry's first comprehensive clinical and operations cost management solution. ICG has been renamed LBA Healthcare and is headquartered in Denver with 33 clinical consulting professionals. LBA's consulting services and data products are designed to lead hospitals and physicians to improve their competitive position in clinical service lines, with special focus in Cardiology, Pulmonary, Orthopedics, and Neuroscience. LBA services include analyzing opportunities related to physician practice patterns, developing physician gain-sharing and joint venture models to align physician incentives, and identifying market opportunities to protect and increase market share, clinical service line revenue, and margins. This acquisition adds LBA's clinical efficiency database and consulting services to our operations cost management solution. The acquisition was accounted for as a purchase and the results of LBA's operations have been included in our consolidated financial statements from the date of acquisition of March 31, 1999.

(2)      INTERIM FINANCIAL INFORMATION

         Our consolidated condensed interim financial statements presented in this report have been prepared without audit under the rules and regulations of the Securities and Exchange Commission. Accordingly, we have condensed or omitted certain information and notes required by generally accepted accounting principles. In the opinion of our management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly our financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999 contained in our Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for future periods or the full year.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Beginning April 1, 1999, we adopted Statement of Position (SOP) 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2, SOFTWARE REVENUE RECOGNITION, regarding how to account for multiple-element arrangements and how vendor-specific evidence is defined.

         Our adoption of SOP 98-9 did not have a material effect on our financial statements for the three-month period ended June 30, 1999. Prior to adoption of SOP 98-9, we accounted for software and related revenues in accordance with SOP 97-2.

COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. We have no components of other comprehensive income and, accordingly, the comprehensive income is the same as net income for all periods presented.

(4)      ACQUISITION

         On March 31, 1999, we completed the acquisition of certain assets and liabilities of the Implementation Consulting Group (ICG) of HCIA Inc.
(HCIA), formerly known as LBA Healthcare, for $7.5 million in cash.

         As a result of the purchase, certain acquisition related accrued liabilities were recorded as of March 31, 1999. The following table sets forth a description of the accrued liabilities for the period ended June 30, 1999:


                                                                            TOTAL                ACCRUAL
                                                                         LIABILITY AT  USED OR      AT
                   ACCRUED LIABILITIES                                      3/31/99     PAID     6/30/99
                ------------------------                                   --------   --------   --------
Termination benefits accrual..........................................     $539,000   $172,000   $367,000
Accrued closure costs.................................................      111,000     28,000     83,000
Direct acquisition costs..............................................      321,000    265,000     56,000
                                                                           ------------------------------
                                                                           $971,000   $465,000   $506,000
                                                                           ------------------------------
                                                                           ------------------------------

         The following table represents pro forma results of operations as if the acquisition had occurred on April 1, 1998. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on April 1, 1998, nor is it necessarily indicative of results that may occur in the future (in thousands).

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                               1998
                                                                         ------------------
     PRO FORMA BASIS:
     Net revenues..........................................................   $ 6,290
     Net income (loss).....................................................       826
     Net loss per share - basic............................................      0.13
     Net loss per share - diluted..........................................      0.12

(5) EARNINGS PER SHARE (EPS)

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                          THREE MONTHS ENDED JUNE 30,
                                             1999                                         1998
                                                   (in thousands except per share amounts)
                          ------------- --------------- ------------    ------------- ---------------- -----------
                             Income         Shares       Per Share         Income         Shares       Per Share
                          (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                          ------------- --------------- ------------    ------------- ---------------- -----------
BASIC EPS
Income                        $665          6,343          $0.10            $451           6,213         $0.07
EFFECT OF DILUTIVE
   SECURITIES
Stock options                  -              306            -               -               455           -

                          ----------------------------------------------------------------------------------------
DILUTED EPS
Income
  + assumed exercises         $665          6,649          $0.10            $451           6,668         $0.07

                          ----------------------------------------------------------------------------------------
                          ----------------------------------------------------------------------------------------

         Options to purchase 546,623 common shares at prices ranging from $7 to $24 per share and 171,735 common shares at prices ranging from $11 to $24 per share were outstanding during the three months ended June 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

(6) SEGMENT INFORMATION

         We have adopted the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes our operating segments for making operating decisions and assessing financial performance.

         Our Chief Operating Decision Maker is considered to be our Chief Operating Committee (COC) which is comprised of our Chief Executive Officer and our Senior Vice Presidents. The COC reviews financial information presented on a consolidated basis accompanied by disaggregated information on revenues by products and services for purposes of making decisions and assessing financial performance. Effective April 1, 1999, we operate in two business segments: data products and consulting.

         Net revenue information regarding our operating segments is as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                    -----------------------------
                                                            1999         1998
                                                    -----------------------------
 STATEMENTS OF OPERATIONS
 Revenue:
    Data products..................................        $3,277         $2,798
    Consulting ....................................         3,199          1,118
                                                    -----------------------------
       Net revenue.................................        $6,476         $3,916
                                                    -----------------------------
                                                    -----------------------------

         Our customers consist 100% of end users in the United States. Accordingly, we do not produce reports that measure performance of revenues by geographic region.

         We evaluate the performance of our operating segments based on revenues only. We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as our assets are primarily located in our corporate office in the United States and not allocated to any specifics segment, we do not produce reports that measure the performance based on any asset-based metrics. Therefore, we have presented segment information only for revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH FACTORS INCLUDE:

(1) DEPENDENCE ON ACQUIRING DATA FROM CUSTOMER SYSTEMS WHICH MAY NOT YET BE YEAR 2000 COMPLIANT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, IF CUSTOMERS ARE INCAPABLE OR UNWILLING TO SUBMIT DATA, (2) VARIABILITY IN QUARTERLY REVENUES RELATED TO THE TIMING OF LARGE CONSULTING ENGAGEMENTS; CONSULTING CONTRACTS ARE TYPICALLY LARGE DOLLAR CONTRACTS THAT REPRESENT A MATERIAL PERCENTAGE OF OUR QUARTERLY REVENUE. DELAYS IN CONTRACT SIGNING COULD RESULT IN LOWER SERVICES REVENUES FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, (3) NON-RENEWAL OF OLDER, STEEPLY DISCOUNTED CONTRACTS AT HIGHER PRICES DUE TO PRICING SENSITIVITY; TERMINATION OF CUSTOMER RELATIONSHIPS COULD RESULT IN LOWER SUBSCRIPTION REVENUES FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, AND (4) OTHER FACTORS INCLUDING:

         - VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
         - DEPENDENCE ON PRINCIPAL PRODUCTS
         - INTEGRITY AND RELIABILITY OF THE DATABASE
         - COMPETITION
         - DEPENDENCE ON STRATEGIC RELATIONSHIPS
         - CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY
         - EFFECTS OF POTENTIAL ACQUISITIONS
         - DEPENDENCE ON KEY PERSONNEL

SUCH FACTORS ALSO INCLUDE THE RISK FACTORS LISTED FROM TIME TO TIME IN OUR OTHER SEC REPORTS, INCLUDING BUT NOT LIMITED TO, OUR REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1999, COPIES OF WHICH ARE AVAILABLE FROM OUR INVESTOR RELATIONS DEPARTMENT. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT.

OVERVIEW

         We are a leading healthcare benchmarking solutions company. Our proprietary data, family of premium quality, easy-to-use software products and consulting services combine to produce and sustain optimum performance in healthcare delivery systems. From our incorporation until 1989, our revenue was primarily derived from consulting services for acute care hospitals. Since 1990, we focused upon building critical mass in our PEERnext database, formerly known as PEERx, as well as increasing the installed base for software products, MECON-OPTIMIS and MECON Action-Point. As a result, we have transitioned into providing a variety of products and services that employ our proprietary database comprised of acute care hospitals' operational cost and key performance information.

         We continue to improve and expand our capabilities to serve the changing needs of the healthcare industry, and are guided by key objectives, including: striving to provide the best, most complete portfolio of database, advisory, and software capabilities; seeking and utilizing the best technologies available--including widening our Web-based business platform; continuing to fulfill our commitments to customers; and increasing our ability to meeting their evolving performance improvement needs.

         In fiscal 1999, we acquired the Implementation Consulting Group Unit of HCIA, Inc. (formerly known as LBA Healthcare), introduced MECON-Practice Management Profiler-TM- and MECON-Material Solutions-SM- and released MECON-PEERnext-TM-, the new Web-based benchmark database product. With fiscal and regulatory pressures mounting, many healthcare providers and institutions across the country are exhibiting signs of financial stress, and we believe that the industry is intensifying its search for viable solutions. Therefore, we are seeking to bridge the information gap by developing and expanding our clinical and operational offerings. Our strategic activities, along with our core business strategies, continue to focus on assisting customers in identifying where the greatest opportunities for improvement lie, and then putting systems in place to correct the problems, and sustain the results over time.

         The total value of contracts signed in the three months ended June 30, 1999 increased 41% to $6.2 million compared to $4.4 million signed in the comparable period in the prior fiscal year. Of the $6.2 million, consulting contract value signed represented approximately $2.6 million and the data products contract value signed represented approximately $3.6 million.

         The total contract value signed during the period builds our backlog, which is defined as the total value of all contracts that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the first quarter of fiscal 2000 was $6.2 million compared to $6.5 million in revenue recognized, backlog slightly decreased by approximately $300,000 in the first quarter of fiscal 2000. Currently, approximately 50% to 75% of our quarterly revenue is derived from backlog. The remaining 25% to 50% is generated from contracts signed during that respective quarter. The increase in the recurring base of revenue, renewals, consulting contracts and leveraging the internet for data delivery coupled with strong expense controls have continued to drive improvement in our gross and operating margins.

         In July 1999, we announced the release of our new integrated product delivery platform, MECON.com. The new web site offers a single portal for accessing all of MECON's web-based products and services. Concurrently, we introduced MECON-InfoSource, a members-only service accessed through the MECON.com portal. We believe that this content area provides an innovative forum for operational improvement via the Internet. InfoSource enables our clients to obtain process improvement feedback directly from healthcare peers on operational and clinical efficiency issues. Now, departmental managers using MECON products have an interactive forum providing easy access to information needed in support of process improvement initiatives. We believe the release of MECON.com and MECON-InfoSource leverages the value of the existing database to our customers, strengthens our competitive position and creates cost efficiencies in our internal operations by greatly reducing printing and supply costs related to delivering benchmarking reports through a browser.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                    -----------------------------
                                                           1999         1998
                                                    -----------------------------
 STATEMENTS OF OPERATIONS
 Revenue:
    Data products..................................      51%                71%
    Consulting ....................................      49%                29%
                                                    -----------------------------
       Net revenue.................................     100%               100%
 Cost of revenue...................................      34%                36%
                                                    -----------------------------

 Gross profit......................................      66%                64%
 Operating costs:
    Research and development.......................      18%                19%
    Sales and marketing............................      20%                18%
    General and administrative.....................      14%                17%
                                                    -----------------------------

          Total operating costs....................      52%                54%
                                                    -----------------------------
 Operating income .................................      14%                10%
 Interest and other income, net....................       2%                 5%
                                                    -----------------------------
 Income  before provision for income taxes.........      16%                 15%
 Provision for income taxes........................       6%                  4%
                                                    -----------------------------
 Net income .......................................      10%                 11%
                                                    -----------------------------
                                                    -----------------------------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

REVENUE

         Revenue for the three months ended June 30, 1999 increased 65% to $6.5 million compared to $3.9 million for the comparable period in the prior fiscal year. Data products revenue increased 17% to $3.3 million compared to $2.8 million for the comparable period in the prior fiscal year. Consulting revenue increased 186% to $3.2 million compared to $1.1 million for the comparable period in the prior fiscal year and accounted for 81% of the total increase in revenue.

         The increase in data product revenue was primarily attributable to an increasing number of new subscribers. Revenue related to new subscribers accounted for approximately 88% of the increase. The expanding base of recurring revenue from multi-year subscription contracts sold in prior years and new PEERnext and PEERx contracts signed during the three months ended June 30, 1999 contributed to the remainder of the increase.

         The increase in consulting revenue was primarily attributable to the expansion of our customer intimacy strategy, a focused effort in cross selling consulting to existing data subscribers augmented by the newly acquired LBA division. Our customer intimacy strategy includes expanding customer support services, such as training programs and consulting projects, which build relationships with customers and enhance benefits customers derive from our database. We anticipate consulting to remain a significant portion of our revenue as a result of the customer intimacy strategy and the anticipated growth of LBA's revenues. Consulting service contracts are significantly larger dollar contracts than the data products. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting revenue may significantly vary from quarter to quarter.

COST OF REVENUE

         Cost of revenue for the three months ended June 30, 1999 increased 54% to $2.2 million compared to $1.4 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to the acquisition of LBA, increased personnel and related costs and increased amortization of software development costs. The number of employees delivering products or consulting services increased to 90 during the three months ended June 30, 1999 from 56 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $268,000 for the three months ended June 30, 1999 from $172,000 for the comparable period in the prior fiscal year. Cost of revenue for the three months ended June 30, 1999 decreased to 34% of revenue compared to 36% for the comparable period in the prior fiscal year. The decrease in cost of revenue as a percent of revenue is primarily a result of increased pricing on both new and renewing MECON-PEERnext and MECON-PEERx contracts, higher daily billing rates achieved for our fixed-fee consulting engagements, utilization of the internet for data delivery and full utilization of our consulting staff. We anticipate cost of revenue to increase in absolute dollars due to planned increases in employees and increases in amortization of software development costs. We anticipate cost of revenue to decrease as a percent of revenue as we continue to increase the utilization of technology and expand pricing of our contracts.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended June 30, 1999 increased 59% to $1.2 million compared to $727,000 for the comparable period in the prior fiscal year. This increase was primarily due to the addition of technical programming staff from the acquisition of LBA, an increase in MECON technical programming personnel, and increased depreciation and supplies expenses. Research and development expenses for the three months ended June 30, 1999 decreased to 18% of revenue compared to 19% for the comparable period in the prior fiscal year. LBA's research and development expenses accounted for 68% of the increase, which was in line with our expectations. An increase in supplies expense related to Action Point Year 2000 remediation efforts and depreciation expense from the purchase of additional computer equipment accounted for the remainder of the increase. During the three months ended June 30, 1999, approximately $313,000 was capitalized for internally developed software related to product development compared to $295,000 for the comparable period in the prior year. The increase in software development costs capitalized primarily related to the beta testing and programming efforts related to MECON.COM and MECON-PEERnext version 2.0, which were released in July and May 1999, respectively. We anticipate research and development spending to increase in absolute dollars but decrease as a percent of revenue as we move from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended June 30, 1999 increased 79% to $1.3 million compared to $722,000 for the comparable period in the prior fiscal year. This increase was primarily due to additional staffing, and increases in salaries, commissions, and travel. The employee head count increased to 21 from 11 for the comparable period in the prior fiscal year. The increase was due, in part, to the addition of 6 employees from LBA. Sales and marketing expenses for the three months ended June 30, 1999 increased to 20% of revenue during the three months ended June 30, 1999 compared to 18% during the comparable period in the prior fiscal year. We anticipate sales and marketing expenses to increase in absolute dollars but remain relatively constant as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts related to our consulting capabilities and MECON.COM.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended June 30, 1999 increased 39% to $912,000 compared to $658,000 for the comparable period in the prior fiscal year. This increase was primarily due to the acquisition of LBA, additional staffing, and amortization of goodwill associated with the purchase of LBA, offset by reductions in the provision for bad debts, professional fees, and expenses related to office infrastructure. General and administrative expenses for the three months ended June 30, 1999 decreased to

14% of revenue compared to 17% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to leveraging existing infrastructure and ongoing cost reduction initiatives. We anticipate general and administrative expenses to increase in absolute dollars and as a percent of revenue as a result of the aforementioned factors.

PROVISION FOR INCOME TAXES

         The increase in the income tax provision for the three months ended June 30, 1999 of $222,000 was primarily attributable to our achieving increased profitability and the full utilization of our net operating loss carryforwards as of March 31, 1999. These were slightly offset by ongoing research and development tax credits. These ongoing research and development tax credits taken in conjunction with our anticipated profit are expected to result in an effective tax rate of 36% for fiscal 2000. Therefore, we provided taxes at such a rate in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1999, our cash, cash equivalents and securities available-for-sale decreased by $881,000 to $8.8 million compared to $9.7 million at March 31, 1999 primarily as a result of cash used in operations, purchases of property and equipment and cash paid for the development of new software products. We used $364,000 of cash flow from operating activities for the three months ended June 30, 1999 compared to generating $812,000 in the comparable period in the prior year. This decrease was primarily due to the payment of non-recurring liabilities incurred in connection with the purchase of LBA that were booked in fiscal 1999 and a slower than expected process of receiving cash collected before quarter-end by HCIA related to the purchased receivables of LBA. The combination of the cash used to pay acquisition-related, non-recurring liabilities and the non-receipt of cash collected before quarter-end by HCIA accounted for approximately $1.2 million of cash used in operations. Although cash flow from operations decreased, cash collections and cash management continued to be strong. Our days sales outstanding (DSO) decreased to 83 days at June 30, 1999 compared to 91 days at March 31, 1999. The decrease in DSO is attributable to stronger than expected cash collections.

         As of June 30, 1999, we had net working capital of $11.5 million, including cash, cash equivalents and securities available-for-sale of $8.8 million. We believe that with our access to financing sources, strong cash position, and lack of debt, we will be able to adequately fund our cash requirements for the next 12 months. However, given our growth and acquisition activity as of June 30, 1999, we have elected to actively pursue establishing a credit facility during fiscal 2000. There can be no assurance that we will be able to obtain such a facility on terms favorable to us, if at all. We currently have no material commitments for capital expenditures.

YEAR 2000

         We are completing the evaluation of our internal systems and expect to complete this evaluation by the second quarter of fiscal 2000. We expect to complete implementation of any systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis by the end of the second quarter of fiscal 2000. During the second quarter of fiscal 2000 this remediation plan (consisting of upgrading and replacement of certain product versions, if necessary) will be implemented and tested for compliance.

         We have evaluated the status of our products and will implement programming changes necessary to address Year 2000 issues during the second quarter of Fiscal 2000. We expect that, with modifications to existing software or converting to new software, the Year 2000 issue will not pose significant operational problems for our computer systems; however, we cannot assure there will not be a delay in, or increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on future results of operations.

         We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for us from customers' financial information gathering systems and other third parties with which we deal with on financial transactions. While we expect to complete our efforts to seek assurance from our suppliers, service providers and customers by the end of the third quarter of fiscal 2000, there can be no assurance that the systems of other companies that we deal with or on which our systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on us. If it is determined that a material number of customers cannot collect their data because of Year 2000 issues, as a contingency plan, we currently intend to staff accordingly to collect the data manually.

         We rely on third parties for services such as telecommunications, Internet service, utilities and other key services and supplies. We are seeking confirmation from such service providers that their systems are Year 2000 Compliant. Interruption of those services or supplies due to Year 2000 issues could adversely affect our operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures. We are in the process of updating and upgrading our internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, we expect that all new internal information systems implemented in 1999 will be Year 2000 Compliant.

         Known or unknown Year 2000 errors or defects in our internal systems and products, lack of Year 2000 compliance by third party software incorporated in our products and/or interruption of services from our external service providers due to Year 2000 problems could result in failure or disruption of our products and operations, delay or loss of revenue, diversion of development resources, damage to our reputation, or claims or litigation, any of which could adversely affect us. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

         We currently respond to customer concerns about our products on a case-by-case basis. We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways, including the decision to delay purchasing our products until the Year 2000. We believe that it is not possible to predict the overall impact of these decisions.

         At this stage in our analysis and remediation process, it is difficult to specifically identify the cause and the magnitude of any adverse economic impact of the most reasonably likely worst case Year 2000 scenario. Our reasonably likely worst case scenario would include the unavailability of our major internal systems to our employees and the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Such worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which failures could cause failure or disruption or our operations or products. If a worst case scenario occurs, we may incur expenses to repair our systems or upgrade our products, face interruptions in the work of our employees, service and product license revenue, not be able to deliver downloads of our products, incur service expenses and suffer damage to our reputation. Any or all of the above events could have an adverse economic impact on us.

         We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts as we have deployed existing resources to address the issues noted. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work is based on management's best estimates, which are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have an adverse impact us.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         Exhibit 27        Financial Data Schedules

(b) Reports on Form 8-K:

         We filed the following reports on Form 8-K during the three months ended June 30, 1999:

                  On April 15, 1999, we filed a report of Form 8-K and subsequently filed a report on Form 8-K/A on June 14, 1999, announcing the purchase of assets related to the Implementation Consulting Group from HCIA Inc.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

          Date: 8/16/99              MECON INC.
                                     (Registrant)

                                     /S/ VASU DEVAN
                                     ---------------------
                                     Vasu R. Devan
                                     President and Chief Executive Officer


          Date: 8/16/99              /S/ DAVID J. ALLINSON
                                     ---------------------
                                     David J. Allinson
                                     Chief Financial Officer