Form 10QSB
period 1999-09-30
MECON INC
filed 1999-11-15
CIK 1002524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

      (MARK ONE)
          [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF  THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarter ended September 30, 1999

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

The number of shares outstanding of our common stock on November 9, 1999 was 7,214,624 shares

Transitional Small Business Disclosure Format (check one):     Yes    X  No
                                                            ---      ---

------------------------------------------------------------------------------

                                   MECON, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                               PAGE
PART I:  FINANCIAL INFORMATION
Item 1.      Financial Statements

               Consolidated Condensed Balance Sheets (unaudited)  as of                         3
               September 30, 1999 and March 31, 1999

               Consolidated Condensed Statements of Income (unaudited) for the                  4
               Three and Six Month Periods Ended September 30, 1999 and 1998

               Consolidated Condensed Statements of Cash Flows (unaudited) for the              5
               Six Month Periods Ended September 30, 1999 and 1998

               Notes to Consolidated Condensed Financial Statements (unaudited)                 6

Item 2.      Management's Discussion and Analysis of                                           13
             Financial Condition and Results of Operations


PART II:  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                               23



Signatures                                                                                     23

Exhibits     11.1 Computation of Earning (loss) per share

             27.0 Financial Data Schedule


ITEM 1.  FINANCIAL STATEMENTS

                                   MECON, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      September 30, 1999        March 31, 1999
                                                                  ------------------------ -----------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $  3,262                $  7,182
     Securities available-for-sale, at market                                3,744                   2,789
     Accounts receivable, net of allowances of $265 and $1,703
        at September 30, 1999 and March 31, 1999,  respectively              8,172                   5,517
     Unbilled accounts receivable                                              995                     745
     Prepaid expenses                                                          645                     192
     Other current assets                                                      237                     106
                                                                          --------                --------

             Total current assets                                           17,055                  16,531

Property and equipment, net                                                  2,035                   2,107
Software development costs, net                                              2,422                   2,414
Goodwill                                                                     3,064                   8,577
Deferred Tax                                                                 1,912                     --
Investment in iBusinessHub                                                     500                     --
Other assets                                                                   978                       9
                                                                          --------                --------

                                                                          $ 27,966                $ 29,638
                                                                          ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued liabilities                       $  2,990                $  2,558
     Accrued salaries and benefits                                             705                     899
     Deferred revenue                                                        2,725                   2,282
                                                                          --------                --------

            Total current liabilities                                        6,420                   5,739
                                                                          --------                --------

            Total liabilities                                                6,420                   5,739
                                                                          --------                --------

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
       7,213,237, and 7,111,327 issued and outstanding at
       September 30, 1999 and March 31, 1999,
       respectively                                                              7                       7
    Additional paid in capital                                              27,853                  27,053
    Accumulated deficit                                                     (6,314)                 (3,161)
                                                                          --------                --------

             Total stockholders' equity
                                                                            21,547                  23,899
                                                                          --------                --------

                                                                          $ 27,966                $ 29,638
                                                                          ========                ========


         See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three months ended          Six months ended
                                                             September 30,              September 30,
                                                      ---------------------------- ------------------------
                                                            1999          1998         1999         1998
                                                      --------------- ------------ ------------ ------------
Revenue:
     Data products                                      $  4,608       $  3,731     $  8,145     $  6,641
     Consulting                                            2,309            428        5,508        1,546
                                                      --------------- ------------ ------------ ------------

         Net revenue                                       6,917          4,159       13,653        8,187

Cost of revenue                                            2,103          1,238        4,337        2,680
                                                      --------------- ------------ ------------ ------------

Gross profit                                               4,814          2,921        9,316        5,507

Operating costs:
  Research and development                                 1,083            597        2,236        1,324
  Sales and marketing                                      1,375            710        2,678        1,434
  General and administrative                                 991            704        2,044        1,494
  Goodwill impairment and other restructuring              6,447             --        6,447           --
 charges
  One-time acquisition-related charges                       638             --          638           --
                                                      --------------- ------------ ------------ ------------

         Total operating costs                            10,534           2,011      14,043        4,252
                                                      --------------- ------------ ------------ ------------

Operating income (loss)                                   (5,720)            910      (4,727)       1,255

Interest and other income, net                                95             230         200          445
                                                      --------------- ------------ ------------ ------------

Income (loss) before provision for income taxes           (5,625)          1,140      (4,527)       1,700

Provision for (benefit from) income taxes                 (1,747)            270      (1,373)         422
                                                      --------------- ------------ ------------ ------------

Net income (loss)                                       ($ 3,878)       $    870    ($ 3,154)    $  1,278
                                                      =============== ============ ============ ============

Basic earnings (loss) per share                         ($  0.54)       $   0.12    ($  0.44)    $   0.18
                                                      =============== ============ ============ ============

Weighted average common stock outstanding                  7,196           7,007       7,157        6,997
                                                      =============== ============ ============ ============

Diluted earnings (loss) per share                       ($  0.54)       $   0.12    ($  0.44)    $   0.17
                                                      =============== ============ ============ =============

Weighted average common and dilutive potential
   common stock outstanding                                7,196           7,459       7,157        7,488
                                                      =============== ============ ============ =============


         See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Six months ended
                                                                            September 30,
                                                                   ---------------------------
                                                                       1999            1998
                                                                   ------------    -----------
Net cash provided by (used in) operating activities:                ($ 1,265)       $  2,157

Cash flows (used in) provided by investing activities:
     Purchase of securities available-for-sale                        (1,463)           (562)
     Proceeds from sales or maturities of securities
        available-for-sale                                               508           1,016
     Acquisition of property and equipment                              (440)           (871)
     Computer software development costs                                (648)           (700)
     Cash paid for acquisitions and investments                         (775)
                                                                   ------------    -----------
            Net cash used in investing activities                     (2,818)         (1,117)
                                                                   ------------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options and
        employee stock purchase plan stock sales                         163             163
                                                                   ------------    -----------
            Net cash provided by financing activities                    163             163
                                                                   ------------    -----------
Net (decrease)/increase in cash and cash equivalents                  (3,920)          1,203
Cash and cash equivalents at beginning of period                       7,182          12,812
                                                                   ------------    -----------
Cash and cash equivalents at end of period                          $  3,262        $ 14,014
                                                                   ============    ===========

Supplemental disclosure for noncash investing
activities:
Write-off of  goodwill for tax purposes                             $    365             --
Stock issued in acquisitions                                        $    633             --


      See accompanying notes to consolidated condensed financial statements

                                   MECON, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

         In July 1999, we acquired Progressive Development, Inc. (PDI), provider of a Web-based supply cost comparison database. PDI's products and services are designed to reduce what healthcare providers pay for disposable products and implants through the use of an online database. This database, called MECON-PricePoint(TM), helps to lower supply acquisition costs by providing comparative benchmarking data against actual supply costs provided by other hospitals. Through the PricePoint database, healthcare providers compare their supply pricing data against national and regional averages and lowest recorded prices paid. The acquisition was accounted for as a purchase and the results of operations have been included in our consolidated financial statements from the date of acquisition.

In September 1999, we made a $500,000 strategic investment in iBusinessHub
(IBH), an early stage development company focused on building business-to-business e-commerce procurement engines for various vertical markets. As a result of this investment, we own approximately 36% of the outstanding stock of IBH. This investment is expected to add transactional functionality to our rapidly expanding healthcare community, which is sharply focused on expense reduction and performance improvement. Integral to this strategy is our recent acquisition of PDI, and its supply cost comparison database.

         Also in September 1999, we acquired Clinical Dynamics, Inc. (CDI), provider of Web-based software reporting tools that analyze clinical process and outcome metrics of care for clinicians and administrators. CDI Providers is renowned for its highly functional, Web-based software reporting tools which help providers create, manage, and analyze clinical outcomes data. Its flagship Web-based product line, DYNAMO(TM) (Dynamic Analysis of Measured Outcomes), provides information on clinical performance through physician profiling, hospital benchmarking, clinical pathway development, and practice variance analysis. The Dynamo product suite provides clinicians and administrators with quick desktop access to complex clinical, financial, and demographic patient data information for day-to-day evaluation and decision-making. The acquisition was accounted for as a pooling of interests and therefore all information contained in the Consolidated Financial Statements has been restated to reflect the pooling.

(2)      INTERIM FINANCIAL INFORMATION

         Our consolidated condensed interim financial statements presented in this report have been prepared without audit under the rules and regulations of the Securities and Exchange Commission. Accordingly, we have condensed or omitted certain information and notes required by generally accepted accounting principles. In the opinion of our management, these statements include all adjustments (all of which consist of normal recurring adjustments except as otherwise noted herein) necessary to present fairly our financial position and results of operations for the interim periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999 contained in our Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for future periods or the full year.

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

         Our adoption of SOP 98-9 did not have a material effect on our financial statements for the three and six month periods ended September 30, 1999. Prior to adoption of SOP 98-9, we accounted for software and related revenues in accordance with SOP 97-2.

COMPREHENSIVE INCOME

         SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. We have no components of other comprehensive income and, accordingly, the comprehensive income is the same as net income for all periods presented.

(4)      MERGERS

         On September 30, 1999, we issued 774,000 shares of our common stock in exchange for all the outstanding shares of common stock of Clinical Dynamics, Inc. (CDI), a provider of Web-based software reporting tools that analyze clinical process and outcome metrics of care for clinicians and administrators. The merger was accounted for as a pooling of interests, and accordingly, our condensed consolidated financial statements have been restated to include the financial position and results of CDI for all periods presented.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                                   MECON               CDI            COMBINED
                                                   -----               ---            --------
Three months ending September 30, 1998
          Total revenue                         $  3,973           $    186           $ 4,159
          Net income                                 809                 61               870

Three months ending September 30, 1999
          Total revenue                            6,531                386             6,917
          Net income (loss)                       (3,944)                66            (3,878)

Six months ending September 30, 1998                                                       --
          Total revenue                            7,889                298             8,187
          Net income                               1,260                 18             1,278

Six months ending September 30, 1999                                                       --
          Total revenue                           13,007                646            13,653
          Net income (loss)                       (3,279)               125            (3,154)


Transaction and acquisition costs were approximately $638,000 and consisted principally of transaction fees for accountants and other related charges and are included in acquisition related charges in the accompanying Consolidated Statements of Operations.

(5) LBA HEALTHCARE

         On March 31, 1999, we completed the acquisition of certain assets and liabilities of the Implementation Consulting Group (ICG) of HCIA Inc., formerly known as LBA Healthcare (LBA), for $7.5 million in cash. In conjunction with the transaction, we allocated $8.6 million of the $9.8 million purchase price to Goodwill with an estimated life of 15 years. As of the date of acquisition, revenues earned by ICG were related to the Clinical Value Enhancement (CVE) and Strategic Business Development (SBD) business lines.

         As a result of the purchase, certain acquisition related accrued liabilities were recorded as of March 31, 1999. The following table sets forth a description of the accrued liabilities for the period ended September 30, 1999:


                                                               TOTAL                     ACCRUAL
                                                            LIABILITY AT     USED OR        AT
                   ACCRUED LIABILITIES                        3/31/99         PAID        9/30/99
                   -------------------                        -------         ----        -------
Termination benefits accrual .........................         $539,000     $539,000           -
Accrued closure costs ................................          111,000       55,000       56,000
Direct acquisition costs  ............................          321,000      316,000        5,000
                                                           --------------- ------------ ------------
                                                               $971,000     $910,000      $61,000
                                                           =============== ============ ============


         The following table represents pro forma results of operations as if the acquisition had occurred on April 1, 1998. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on April 1, 1998, nor is it necessarily indicative of results that may occur in the future (in thousands).


                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                      1998                  1998
                                                                      ----                  ----
     PRO FORMA BASIS:
     Net revenues..............................................    $ 6,851                 13,253
     Net income (loss).........................................      1,625                  2,408
     Net income per share - basic..............................       .23                    .34
     Net income per share - diluted............................       .22                    .32


         In the quarter ended September 30, 1999, we noted that the revenue being generated by LBA's CVE business line was not meeting our expectations which was based on the projections we received at the time of the acquisition. Based on this information, we concluded that we could better utilize our resources in other areas of the Company and decided to exit the CVE business line. In accordance with an exit plan we developed, we have notified fourteen (14) LBA employees of their termination. These individuals were responsible for maintaining the VETCAR database which supported the consulting being performed as part of the CVE business line. As of September 30, 1999, $52,000 of the initial accrual of $773,000 for accrued severance costs had been paid.

         In consideration of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and our decision to exit the business, we reviewed the goodwill associated with LBA for impairment. We performed an undiscounted cost analysis which revealed that the goodwill was impaired. We estimated the fair market value of the goodwill using a discounted cash flow model and recognized an impairment charge of $5,555,000. The Company also wrote-off certain other capitalized software costs associated with the CVE business.

         The special charge was comprised of (in thousands):

         Impairment of goodwill..............................................    5,555
         Accrued severance costs.............................................      773
         Write-down of capitalized software costs............................      119
                                                                                   ---
                 Total.......................................................   $6,447
                                                                                ------


(6) ACQUISITIONS & INVESTMENTS

Progressive Development, Inc.

         In July 1999, we acquired Progressive Development, Inc. (PDI), a provider of a Web-based supply cost comparison database. We issued 75,000 shares of our common stock at $8.125 per share, which was the value of our stock on July 14, 1999, and paid $275,000 in cash in a transaction accounted for using the purchase method of accounting. In accordance with the purchase, we received a client server software product, the services of the founder, and a royalty stream. PDI did not have any assets and liabilities, employees, or customers at the time of our purchase. The accounting treatment resulted in approximately $884,000 of goodwill that will be amortized over its estimated benefit period of five years. At September 30, 1999, the balance of the goodwill was $866,000, net of accumulated amortization of $18,000.

iBusinessHub.com
         In September 1999, we invested $500,000 in iBusinessHub.com (IBH) for 2,000,000 shares of IBH common stock. IBH is a development stage company focused on building business-to-business e-commerce procurement engines for various vertical markets. In addition to the common shares, we also received a warrant to purchase 2,000,000 shares of IBH common stock, which may be exercised at any time. Since our investment constituted a 36% interest in the outstanding shares of IBH, the investment has been accounted for using the equity method of accounting at September 30, 1999. IBH had no profits or losses at September 30, 1999, and, thus, there was no effect on Mecon's financial statements for the quarter or six months ended September 30, 1999.

(7) SEGMENT INFORMATION

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


Net revenue information regarding our operating segments is as follows (in thousands):


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                    ---------------------------      ----------------------
                                                         1999           1998             1999        1998
                                                    -------------   ------------     -----------   ---------
 STATEMENTS OF OPERATIONS
 Revenue:
    Data products..................................      $4,608         $3,731          $8,145       $6,641
    Consulting ....................................       2,309            428           5,508        1,546
                                                    -------------   ------------     -----------   ---------
       Net revenue.................................      $6,917         $4,159         $13,653       $8,187
                                                    =============   ============     ===========   =========


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

(8)      EARNINGS PER SHARE (EPS)

         The following table sets forth a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                              1999                                         1998
                                                   (in thousands except per share amounts)
                          ------------- --------------- ------------    ------------- ---------------- -----------
                          Income(loss)      Shares       Per Share      Income(loss)      Shares       Per Share
                          (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                          ------------- --------------- ------------    ------------- ---------------- -----------
BASIC EPS

Income(loss)                ($3,878)        7,196         ($0.54)           $870           7,007         $0.12
EFFECT OF DILUTIVE
   SECURITIES
Stock options                  --             --             --              --              452           --

                          ------------- --------------- ------------    ------------- ---------------- -----------
DILUTED EPS
Income(loss)
  + assumed exercises       ($3,878)        7,196         ($0.54)           $870           7,459         $0.12

                          ============= =============== ============    ============= ================ ===========

         Options to purchase 470,175 common shares at prices ranging from $8 to $24 per share and 290,959 common shares at prices ranging from $8 to $24 per share were outstanding during the three months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.


                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                              1999                                          1998
                                                    (in thousands except per share amounts)
                          ------------- --------------- ------------    ------------- ---------------- -----------
                          Income(loss)      Shares       Per Share      Income(loss)      Shares       Per Share
                          (Numerator)   (Denominator)     Amount        (Numerator)    (Denominator)     Amount
                          ------------- --------------- ------------    ------------- ---------------- -----------
BASIC EPS
Income(loss)                ($3,154)        7,157         ($0.44)          $1,278          6,997         $0.18
EFFECT OF DILUTIVE
   SECURITIES
Stock options                  --             --             --               --             491          (.01)

                          ------------- --------------- ------------    ------------- ---------------- -----------
DILUTED EPS
Income(loss)
  + assumed exercises       ($3,154)        7,157          ($0.44)         $1,278          7,488         $0.17

                          ============= =============== ============    ============= ================ ===========

         Options to purchase 470,175 common shares at prices ranging from $8 to $24 per share and 201,735 common shares at prices ranging from $10 to $24 per share were outstanding during the six months ended September 30, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH FACTORS INCLUDE:

(1) DEPENDENCE ON ACQUIRING DATA FROM CUSTOMER SYSTEMS WHICH MAY NOT YET BE YEAR 2000 COMPLIANT, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, IF CUSTOMERS ARE INCAPABLE OR UNWILLING TO SUBMIT DATA, (2) VARIABILITY IN QUARTERLY REVENUES RELATED TO THE TIMING OF LARGE CONSULTING ENGAGEMENTS; CONSULTING CONTRACTS ARE TYPICALLY LARGE DOLLAR CONTRACTS THAT REPRESENT A MATERIAL PERCENTAGE OF OUR QUARTERLY REVENUE. DELAYS IN CONTRACT SIGNING COULD RESULT IN LOWER SERVICES REVENUES FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, (3) NON-RENEWAL OF OLDER, STEEPLY DISCOUNTED CONTRACTS AT HIGHER PRICES DUE TO PRICING SENSITIVITY; TERMINATION OF CUSTOMER RELATIONSHIPS COULD RESULT IN LOWER SUBSCRIPTION REVENUES FOR US, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON US, AND (4) OTHER FACTORS INCLUDING:

         - VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
         - DEPENDENCE ON PRINCIPAL PRODUCTS
         - INTEGRITY AND RELIABILITY OF THE DATABASE
         - COMPETITION
         - DEPENDENCE ON STRATEGIC RELATIONSHIPS
         - CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY
         - EFFECTS OF POTENTIAL ACQUISITIONS
         - DEPENDENCE ON KEY PERSONNEL
         - INTEGRATION OF ACQUIRED BUSINESS
         - UNCERTAINTIES CONCERNING INTERNET-RELATED BUSINESS STRATEGY

SUCH FACTORS ALSO INCLUDE THE RISK FACTORS LISTED FROM TIME TO TIME IN OUR OTHER SEC REPORTS, INCLUDING BUT NOT LIMITED TO, OUR REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1999, COPIES OF WHICH ARE AVAILABLE FROM OUR INVESTOR RELATIONS DEPARTMENT. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT.

OVERVIEW

         We are a leading healthcare benchmarking solutions company. Our proprietary data, family of premium quality, easy-to-use software products and consulting services are designed to combine to produce and sustain optimum performance in healthcare delivery systems. From our incorporation until 1989, our revenue was primarily derived from consulting services for acute care hospitals. Since 1990, we focused upon building critical mass in our PEERnext database, formerly known as PEERx, as well as increasing the installed base for software products, MECON-OPTIMIS and MECON Action-Point. As a result, we have transitioned into providing a variety of products and services that employ our proprietary database comprised of acute care hospitals' operational cost and key performance information.

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

         In fiscal 2000, we launched our integrated product delivery platform, MECON.com and our e-Health strategy. We launched an e-Health strategy because we believe that our products and services are perfectly suited for Web-based delivery. Furthermore, we believe that our value proposition of immediate, significant and sustainable performance improvement to health care providers is enhanced through internet connectivity with us and others seeking solutions to their performance improvement challenges. We define e-Health as a Web-connected community of clinicians, operating managers and executives who derive significant value through access to actionable content, sharply focused on performance improvement. Our community has been rapidly expanding as a result of core business growth and acquisitions. Since our mission is focused on being the independent, credible one-stop resource for healthcare performance improvement content and consulting, we believe we are well-positioned among the healthcare community to offer the rich combination of performance improvement content, consulting and commerce capabilities via the Web.

         Our e-Health strategy centers around three main business lines, including a Web-based information content business, value-added consulting business, and buyer-centric e-commerce procurement business. Our current portfolio of database and information products can be generally classified as its information content business. The PEERnext operational benchmarking database, InfoSource on-line peer networking tool, MECON-OPTIMIS-TM-productivity information system, MECON-PricePoint-TM- price comparison database, and the CDI-DYNAMO-TM- (Dynamic Analysis of Measured Outcomes) clinical and outcomes database all represent our current capabilities. With the Internet as its primary medium, we continue to broaden content, expand the customer base, build high margin value-added on-line tools, and build a captive community of users that routinely tap MECON.com to access information.

         With our strong roots in consulting and our firm belief that services are integral to leveraging full value from information products, we continue to build our consulting practice to complement those capabilities in our information content business. Today, our consulting capabilities include operations consulting, materials solutions consulting, and LBA's clinical consulting. Working in concert with our information content segment of the business, we intend to continually broaden our consulting capabilities, and expand our customer base through new and cross-selling programs.

         Coupled with our healthcare domain knowledge, we believe we are well positioned to enhance our customer value proposition by supplying comparison shopping and transactional services to our community. Our acquisition of PDI for its Web-based comparison shopping database, and partnership with iBusinessHub for its procurement engine represents a powerful combination of comparison shopping and on-line purchasing. This is designed to enable our large network of potential buyers to benefit from the competitive advantages and choices available through direct, on-line supply purchasing.

         Our performance improvement vision has three dimensions - operational performance, clinical performance, and quality management. Operational performance involves improvement of the functional efficiency of the hospital; clinical performance involves improvement of clinical practices of physicians; and quality management involves improvement of medical outcomes and patient satisfaction. We believe that an integrated approach of information content, value-added consulting, and commerce is necessary to drive significant and sustainable performance improvement in all three dimensions. Our historical strength has been in the operational performance improvement domain. However, in March 1999, with the acquisition of LBA Healthcare, we added consulting capabilities in the clinical performance improvement dimension. As part of our integration strategy, we decided to abandon the LBA VETCAR database, due to its limited scope and lack of Web-based technology. Given that VETCAR historically drove the LBA Clinical Value Enhancement (CVE) business line which was narrowly focused on certain healthcare product lines such as Cardiovascular services, we decided to exit CVE, resulting in the write-down of goodwill during the second quarter of fiscal 2000.

         With the subsequent acquisition of CDI in the second quarter of fiscal 2000 and its Web-based clinical content database product DYNAMO, we began to integrate LBA's clinical consulting force with CDI's content application to create an integrated solution similar to our operational performance improvement solution. With the strength of DYNAMO, coupled with LBA's clinical consultants and the PricePoint comparison shopping database, we intend to capitalize on the market opportunity for clinical performance improvement.

         We believe that being the "one-stop-shop" for our community is essential to becoming the business-to-business e-Health leader. Therefore, we are focused upon integrating our acquired components into MECON.com. Today, the operational content is available for the community through the MECON.com portal. We plan to integrate our clinical content, comparison shopping and procurement enabler products through MECON.com.

         As a result of strong growth in the core business augmented by acquisitions, the total value of new contracts signed during the second quarter of fiscal 2000 increased 43% to a record $7.3 million compared to $5.1 million for the comparable period in the prior fiscal year, and also expanded 18% sequentially from the $6.2 million signed in the first quarter of fiscal 2000. During the second quarter of fiscal 2000, we added 39 new clients to our client base and captured renewal contracts from 17 existing clients. Of $7.3 million, consulting contract value signed represented approximately $3.3 million and the data products contract value signed represented approximately $4.0 million.

         The total contract value signed during the period builds our backlog, which is defined as the total value of all contracts that have not been recognized as revenue. Backlog is then depleted by the revenue recognized during the period. Since the total value of contracts signed in the second quarter of fiscal 2000 was $7.3 million compared to $6.9 million in revenue recognized, backlog increased by approximately $400,000 in the second quarter of fiscal 2000. Currently, approximately 45% to 55% of our quarterly revenue is derived from backlog. The remaining 55% to 45% is generated from contracts signed during that respective quarter. The increase in the recurring base of revenue, renewals, consulting contracts and leveraging the internet for data delivery coupled with strong expense controls have continued to drive improvement in our gross margins. As a result of increased spending in marketing activities related to creating a greater market place awareness regarding our consulting capabilities and new products recently acquired, operating margins have slightly decreased.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of net revenue for the periods indicated:


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ---------------------------      -----------------------
                                                        1999           1998             1999         1998
                                                    ------------  -------------      -----------  ----------
 STATEMENTS OF OPERATIONS
 Revenue:
    Data products..................................       67%           90%              60%          81%
    Consulting ....................................       33%           10%              40%          19%
                                                    ------------  -------------      -----------  ----------
       Net revenue.................................      100%          100%             100%         100%
 Cost of revenue...................................       30%           30%              32%          33%
                                                    ------------  -------------      -----------  ----------
 Gross profit......................................       70%           70%              68%          67%
 Operating costs:
    Research and development.......................       16%           14%              16%          16%
    Sales and marketing............................       20%           17%              20%          18%
    General and administrative.....................       14%           17%              15%          18%
     Other special charges                               102%           --               52%          --
                                                    ------------  -------------      -----------  ----------

          Total operating costs....................      152%           48%             103%          52%
                                                    ------------  -------------      -----------  ----------
 Operating income(loss) ...........................      (83%)          22%             (35%)         15%
 Interest and other income, net....................        1%            6%               1%           5%
                                                    ------------  -------------      -----------  ----------
 Income(loss) before provision for(benefit from)         (81%)          27%             (33%)         21%
    income taxes...................................
 Provision for (benefit from) income taxes.........      (25%)           6%             (10%)          5%
                                                    ------------  -------------      -----------  ----------
 Net income(loss) .................................      (56%)          21%             (23%)         16%
                                                    ============  =============      ===========  ==========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenue for the three months ended September 30, 1999 increased 66% to $6.9 million compared to $4.2 million for the comparable period in the prior fiscal year. Data products revenue increased 24% to $4.6 million compared to $3.7 million for the comparable period in the prior fiscal year. Consulting revenue increased 473% to $2.3 million compared to $400,000 for the comparable period in the prior fiscal year and accounted for 68% of the total increase in revenue.

         The increase in data product revenue was primarily attributable to higher levels of contract value signed, shorter cycle times to integrate customers' data into the database and an expanding base of recurring revenue from multi-year subscription contracts sold in prior years.

         The increase in consulting revenue was primarily attributable to an increase in operational consulting engagements sold augmented by the acquisition of LBA's clinical consulting business in March 1999. During the quarter ended September 30, 1999 approximately $3.3 million of consulting contracts were sold compared to $850,000 in the comparable period for the prior fiscal year. Such consulting revenues are typically earned over a nine-month period. We anticipate consulting to remain a significant portion of our revenue as a result of our value proposition strategy of assuring that our customers derive immediate, significant and sustainable performance improvement from our solution of data, consulting and software. Consulting service contracts are significantly larger dollar contracts than the data products. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting revenue may significantly vary from quarter to quarter.

COST OF REVENUE

         Cost of revenue for the three months ended September 30, 1999 increased 75% to $2.1 million compared to $1.2 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to the acquisitions of LBA and CDI, increased personnel in our core business increased travel expenses and increased amortization of software development costs. The number of employees delivering products or consulting services increased to 82 during the three months ended September 30, 1999 from 60 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $373,000 for the three months ended September 30, 1999 from $172,000 for the comparable period in the prior fiscal year. The remainder of the increase was primarily attributable to travel expenses to implement our products. Cost of revenue for the three months ended September 30, 1999 remained constant at 30% of revenue compared to the same period in the prior fiscal year. Although there was a change in revenue mix towards lower margin consulting business, this change in mix was offset by efficiencies gained in our Web-based delivery of data and higher utilization rates of our consulting staff. Although we anticipate cost of revenue to increase in absolute dollars due to the increase in amortization of software development costs from future releases of new products, we anticipate costs of revenue to decrease as a percent of revenue as we continue to leverage efficiencies in delivery related to our multi-year subscriptions and internet delivery strategies.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 1999 increased 81% to $1.0 million compared to $597,000 for the comparable period in the prior fiscal year. This increase was primarily due to the addition of technical programming staff from the acquisitions of LBA and CDI and a decrease in capitalized software development costs. The number of employees performing research and development activities increased to 34 during the three months ended September 30, 1999 from 22 during the comparable period in the prior fiscal year. During the three months ended September 30, 1999, approximately $335,000 was capitalized for internally developed software related to product development compared to $405,000 for the comparable period in the prior year. Research and development expenses for the three months ended September 30, 1999 increased to 16% of revenue compared to 14% for the comparable period in the prior fiscal year as a result of the aforementioned factors. However, although we anticipate research and development spending to increase in absolute dollars, we anticipate they will decrease as a percent of revenue as we move from the initial product development efforts for new products to programming, testing and release management.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended September 30, 1999 increased 94% to $1.4 million compared to $710,000 for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA and CDI, increased commissions related to record levels of contract value signed in the second quarter of fiscal 2000, marketing activities and travel expenses. The number of employees performing selling and marketing activities increased to 24 during the three months ended September 30, 1999 from 12 during the comparable period in the prior fiscal year. Sales and marketing expenses for the three months ended September 30, 1999 increased to 20% of revenue during the three months ended September 30, 1999 compared to 17% during the comparable period in the prior fiscal year. We anticipate sales and marketing expenses to increase in absolute dollars but remain relatively constant as a percent of revenue. The anticipated increase in absolute dollars is expected to be primarily attributable to increased commissions related to an increasing customer base and more robust marketing efforts related to our consulting capabilities and MECON.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended September 30, 1999 increased 41% to $991,000 compared to $704,000 for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA and CDI, additional accounting personnel related to increased business, amortization of goodwill associated with the purchase of LBA, and rent, travel and telephone expenses. The number of employees performing general and administrative activities increased to 16 during the three months ended September 30, 1999 from 14 during the comparable period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 1999 decreased to 14% of revenue compared to 17% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to leveraging existing infrastructure and ongoing cost reduction initiatives. We anticipate general and administrative expenses to increase in absolute dollars and remain relatively constant as a percent of revenue as a result of the aforementioned factors.

PROVISION FOR INCOME TAXES

         As a result of the impairment of goodwill we were able to record a tax benefit of $1.7 million and a long term deferred tax asset of $2.0 for the three months ended September 30, 1999. This benefit will be utilized over the next 15 years.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenue for the six months ended September 30, 1999 increased 67% to $13.6 million compared to $8.2 million for the comparable period in the prior fiscal year. Data products revenue increased 23% to $8.1 million compared to $6.6 million for the comparable period in the prior fiscal year. Consulting revenue increased 256% to $5.5 million compared to $1.5 million for the comparable period in the prior fiscal year and accounted for 72% of the total increase in revenue.

         The increase in data product revenue was primarily attributable to higher levels of contract value signed, shorter cycle times to integrate customers' data into the database, an expanding base of recurring revenue from multi-year subscription contracts sold in prior years and new PEERnext and PEERx contracts signed during the six months ended September 30, 1999 contributed to the remainder of the increase.

         The increase in consulting revenue was primarily attributable to an increase in operational consulting engagements sold augmented by the acquisition of LBA's clinical consulting business in March 1999. During the quarters ended June 30, 1999 and September 30, 1999 approximately $5.9 million of consulting contracts were sold compared to $1.4 million in the comparable period for the prior fiscal year. Such consulting revenues are typically earned over a nine-month period. We anticipate consulting to remain a significant portion of our revenue as a result of our value proposition strategy of assuring that our customers derive immediate, significant and sustainable performance improvement from our solution of data, consulting and software. Consulting service contracts are significantly larger dollar contracts than the data products. Therefore, the timing of contract signings and delivery of related services may impact the timing of revenue recognition, and as a result, consulting revenue may significantly vary from quarter to quarter. Our customer intimacy strategy includes expanding customer support services, such as training programs and consulting projects, which build relationships with customers and enhance benefits customers derive from our database. We anticipate consulting to remain a significant portion of our revenue as a result of the customer intimacy strategy and the anticipated growth of LBA's revenues.

COST OF REVENUE

         Cost of revenue for the six months ended September 30, 1999 increased 62% to $4.3 million compared to $2.7 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to the acquisition of LBA, increased personnel and related costs and increased amortization of software development costs. The number of employees delivering products or consulting services increased to 82 during the six months ended September 30, 1999 from 61 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $641,000 for the six months ended September 30, 1999 from $344,000 for the comparable period in the prior fiscal year.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the six months ended September 30, 1999 increased 69% to $2.2 million compared to $1.3 million for the comparable period in the prior fiscal year. This increase was primarily due to the addition of technical programming staff from the acquisitions of LBA and CDI, an increase in MECON technical programming personnel, and a decrease in capitalized software develoment cost. An increase in supplies expense related to Action Point Year 2000 remediation efforts and depreciation expense from the purchase of additional computer equipment accounted for the remainder of the increase. During the six months ended September 30, 1999, approximately $648,000 was capitalized for internally developed software related to product development compared to $700,000 for the comparable period in the prior year. The decrease in software development costs capitalized primarily related to the timing of development activities qualifying for capitalization associated with new product development. Currently, we are developing functional specifications related to certain new products planned for release in early fiscal 2001 and have not begun the coding and programming activities that qualify for capitalization. The beta testing and programming efforts related to MECON.COM and MECON-PEERnext version 2.0, which were released in July and May 1999, respectively, accounted for the remainder of the decrease. We anticipate research and development spending to increase in absolute dollars but decrease as a percent of revenue as we move from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management.

SALES AND MARKETING

         Sales and marketing expenses for the six months ended September 30, 1999 increased 87% to $2.7 million compared to $1.4 million for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA and CDI, increased commissions related to record levels of contract values signed, additional staffing, and increases in salaries, marketing activities and travel. The employee head count increased to 24 from 12 for the comparable period in the prior fiscal year. The increase was due, in part, to the addition of 7 employees from LBA and 2 employees from CDI. Sales and marketing expenses for the six months ended September 30, 1999 increased to 20% of revenue during the six months ended September 30, 1999 compared to 18% during the comparable period in the prior fiscal year. We anticipate sales and marketing expenses to increase in absolute dollars but remain relatively constant as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts related to our consulting capabilities and MECON.COM.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the six months ended September 30, 1999 increased 35% to $2.0 million compared to $1.5 million for the comparable period in the prior fiscal year. This increase was primarily due the acquisition of LBA and CDI, additional accounting personnel related to increased business, and amortization of goodwill associated with the purchase of LBA, offset by reductions in the provision for bad debts, professional fees, and expenses related to office infrastructure. General and administrative expenses for the six months ended September 30, 1999 decreased to 15% of revenue compared to 18% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to leveraging existing infrastructure and ongoing cost reduction initiatives. We anticipate general and administrative expenses to increase in absolute dollars and as a percent of revenue as a result of the aforementioned factors.

PROVISION FOR INCOME TAXES

               As a result of the impairment of goodwill we were able to
record a tax benefit of $[OPEN] million and a long term deferred tax asset of $[OPEN] for the six months ended September 30, 1999. This benefit will be utilized over the next 15 years.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, our cash, cash equivalents and securities available-for-sale decreased by $3.0 to $7.0 million compared to $10.0 million at March 31, 1999 primarily as a result of cash used in operations, purchases of property and equipment, cash paid for acquisitions and investments and cash paid for the development of new software products. We used $742,000 of cash flow from operating activities for the three months ended September 30, 1999 compared to generating $1.3 million in the comparable period in the prior year. This decrease was primarily due to [OPEN]
 the payment of non-recurring liabilities incurred in connection with the purchase of LBA that were booked in fiscal 1999 and a slower than expected process of receiving cash collected before quarter-end by HCIA related to the purchased receivables of LBA. The combination of the cash used to pay acquisition-related, non-recurring liabilities and the non-receipt of cash collected before quarter-end by HCIA accounted for approximately[OPEN] $1.2 million of cash used in operations.(need KPMG comments before I can complete)

         Although [OPEN]cash flow from operations decreased, cash collections and cash management continued to be strong. Our days sales outstanding (DSO) increased to 106 days at September 30, 1999 compared to 91 days at March 31, 1999. The increase in DSO is attributable TO [OPEN]stronger than expected cash collections.

         As of September 30, 1999, we had net working capital of $10.6 million, including cash, cash equivalents and securities available-for-sale of $7.0 million. We believe that with our access to financing sources, strong cash position, and lack of debt, we will be able to adequately fund our cash requirements for the next 12 months. However, given our growth and acquisition activity as of September 30, 1999, we have elected to actively pursue establishing a credit facility during fiscal 2000. There can be no assurance that we will be able to obtain such a facility on terms favorable to us, if at all. We currently have no material commitments for capital expenditures.

YEAR 2000

         We have completed the evaluation of our internal systems and have also completed implementation of systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis. During the second quarter of fiscal 2000 this remediation plan (consisting of upgrading and replacement of certain product version ) has been implemented and tested for compliance.

         We have evaluated the status of our products and implemented programming changes necessary to address Year 2000 issues. With modifications to existing software or converting to new software, the Year 2000 issue has not posed significant operational problems for our computer systems; however, we cannot assure there will not be increased costs associated with, the implementation of such changes, and our inability to implement such changes could have a material adverse effect on future results of operations.

         We have not fully determined the extent to which we may be impacted by third parties' systems, which may not be Year 2000 compliant. The Year 2000 computer issue creates risk for us from customers' financial information gathering systems and other third parties with which we deal on financial transactions. While we expect to complete our efforts to seek assurance from our suppliers, service providers and customers by the end of 1999, we cannot assure that the systems of other companies that we deal with or on which our systems rely will be timely converted, or that any such failure to convert by another company could not have a material adverse effect on us. If we determine that a material number of customers cannot collect their data because of Year 2000 issues, as a contingency plan, we currently intend to staff accordingly to collect the data manually.

         We rely on third parties for services such as telecommunications, Internet service, utilities and other key services and supplies. We are seeking confirmation from such service providers that their systems are Year 2000 compliant. Interruption of those services or supplies due to Year 2000 issues could adversely affect our operations. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures. We have completed the process of updating and upgrading our internal information systems. Although the replacement of information systems is not in direct response to Year 2000 concerns, we expect that all new internal information systems implemented in 1999 will be Year 2000 Compliant.

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

         At this stage in our analysis and remediation process, it is difficult to specifically identify the cause and the magnitude of any adverse economic impact of the most reasonably likely worst case Year 2000 scenario. Our reasonably likely worst case scenario would include the unavailability of our major internal systems to our employees and the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Such worst case scenario also would include the failure of key vendors and/or suppliers to correct their own Year 2000 issues, which failures could cause failure or disruption or our operations or products. If a worst case scenario occurs, we may incur expenses to repair our systems or upgrade our products, face interruptions in the work of our employees, lose service and product license revenue, not be able to deliver downloads of our products, incur service expenses and suffer damage to our reputation. Any or all of the above events could have an adverse economic impact on us.

         We have developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts as we have deployed existing resources to address Year 2000 issues noted. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work is based on management's best estimates, which are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have an adverse impact us.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
                         None

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at our Annual Meeting of Stockholders held on August 13, 1999:

(a) The following directors were elected:


         Directors                  Votes For     Votes Withheld
         ---------                  ---------     ---------------
         Vasu R. Devan              5,999,382         203,401
         Raju Rajagopal             5,999,532         203,251
         Kathy Brittain White       6,000,073         202,710
         Richard McCann             5,999,532         203,251
         M. Greg Allio              5,999,382         203,401


Kathy Brittain White resigned as a director on

(b) The Stockholders approved the following proposals:
                          Number of Common Shares Voted


Proposal                                      For             Against            Abstain         No Vote
--------                                      ---             -------            -------        -------
Ratification of appointment
of KPMG LLP
as independent accountants                6,200,483             1,950                350              0

Amendment to the 1995 Stock Plan to
increase the number of shares of Common
Stock reserved for issuance thereunder
by 450,000 shares                         3,016,385         2,153,408              4,609      1,028,381



Exhibit  11.1  Computation of Earnings (Loss) per share

         27.0 Financial Data Schedules

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        MECON INC.
                                        (Registrant)

   Date:  11/15/99
                                        /s/ Vasu Devan
                                        -----------------------
                                        Vasu R. Devan
                                        President and Chief Executive Officer

    Date:  11/15/99                     /s/ David J. Allinson
                                        -----------------------
                                         David J. Allinson
                                         Chief Financial Officer