Form 10QSB/A
period 1999-09-30
MECON INC
filed 1999-11-16
CIK 1002524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB/A

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

                                TABLE OF CONTENTS

                                                                                               PAGE
PART I:  FINANCIAL INFORMATION
Item 1.      Financial Statements

               Consolidated Condensed Balance Sheets (unaudited)  as of                         3
               September 30, 1999 and March 31, 1999

               Consolidated Condensed Statements of Income (unaudited) for the                  4
               Three and Six Month Periods Ended September 30, 1999 and 1998

               Consolidated Condensed Statements of Cash Flows (unaudited) for the              5
               Six Month Periods Ended September 30, 1999 and 1998

               Notes to Consolidated Condensed Financial Statements (unaudited)                 6

Item 2.      Management's Discussion and Analysis of                                           12
             Financial Condition and Results of Operations


PART II:  OTHER INFORMATION                                                                    22

Item 2.      Changes in securities and use of proceeds                                         22

Item 4.      Submission of Matters to a Vote of Security Holders                               22


Signatures                                                                                     24

Exhibits     11.1 Computation of Earning (loss) per share                                      25

             27.0 Financial Data Schedule                                                      26


ITEM 1.  FINANCIAL STATEMENTS

                                   MECON, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      September 30, 1999        March 31, 1999
                                                                  ------------------------ -----------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $  3,262                $  7,182
     Securities available-for-sale, at market                                3,744                   2,789
     Accounts receivable, net of allowances of $265 and $1,703
        at September 30, 1999 and March 31, 1999,  respectively              8,172                   5,517
     Unbilled accounts receivable                                              995                     745
     Prepaid expenses                                                          645                     192
     Other current assets                                                      237                     106
                                                                          --------                --------

             Total current assets                                           17,055                  16,531

Property and equipment, net                                                  2,035                   2,107
Software development costs, net                                              2,422                   2,414
Goodwill                                                                     3,064                   8,577
Deferred Income Taxes                                                        1,912                     --
Investment in iBusinessHub                                                     500                     --
Other assets                                                                   978                       9
                                                                          --------                --------

                                                                          $ 27,966                $ 29,638
                                                                          ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and other accrued liabilities                       $  2,990                $  2,558
     Accrued salaries and benefits                                             705                     899
     Deferred revenue                                                        2,725                   2,282
                                                                          --------                --------

            Total current liabilities                                        6,420                   5,739
                                                                          --------                --------

            Total liabilities                                                6,420                   5,739
                                                                          --------                --------

Stockholders' equity:
    Common stock, $.001 par value; 50,000,000 shares authorized;
       7,213,237, and 7,111,327 issued and outstanding at
       September 30, 1999 and March 31, 1999,
       respectively                                                              7                       7
    Additional paid in capital                                              27,853                  27,053
    Accumulated deficit                                                     (6,314)                 (3,161)
                                                                          --------                --------

             Total stockholders' equity
                                                                            21,547                  23,899
                                                                          --------                --------

                                                                          $ 27,966                $ 29,638
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
                                                                   ============    ===========

Supplemental disclosure for noncash investing
activities:
Reduction of goodwill related to realization
  of LBA deferred tax                                               $    365             --
Stock issued in acquisitions                                        $    633             --


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

         On March 31, 1999, we acquired the Implementation Consulting Group, of HCIA, Inc. formerly known as LBA Healthcare ("LBA"), forming the healthcare industry's first comprehensive clinical and operations cost management solution. ICG has been renamed LBA Healthcare and is headquartered in Denver and originally had 33 clinical consulting professionals (see footnote 5, Notes to Consolidated Condensed Financial Statements for further discussion). LBA's consulting services and data products are designed to lead hospitals and physicians to improve their competitive position in clinical service lines, with special focus in Cardiology, Pulmonary, Orthopedics, and Neuroscience. LBA services include analyzing opportunities related to physician practice patterns, developing physician gain-sharing and joint venture models to align physician incentives, and identifying market opportunities to protect and increase market share, clinical service line revenue, and margins. This acquisition adds LBA's clinical consulting services to our operations cost management solution. The acquisition was accounted for as a purchase and the results of LBA's operations have been included in our consolidated financial statements from the date of acquisition of March 31, 1999.

         On July 14, 1999, we acquired Progressive Development, Inc. (PDI), provider of a Web-based supply cost comparison database. PDI's products and services are designed to reduce what healthcare providers pay for disposable products and implants through the use of an online database. This database, called MECON-PricePoint(TM), helps to lower supply acquisition costs by providing comparative benchmarking data against actual supply costs provided by other hospitals. Through the PricePoint database, healthcare providers compare their supply pricing data against national and regional averages and lowest recorded prices paid. The acquisition was accounted for as a purchase and the results of operations have been included in our consolidated financial statements from the date of acquisition.

On September 28, 1999, we made a $500,000 strategic investment in iBusinessHub (IBH), an early stage development company focused on building business-to-business e-commerce procurement engines for various vertical markets. As a result of this investment, we own approximately 36% of the outstanding stock of IBH. We will account for this investment using the equity method of accounting. This investment is expected to add transactional functionality to our rapidly expanding healthcare community, which is sharply focused on expense reduction and performance improvement. Integral to this strategy is our recent acquisition of PDI, and its supply cost comparison database.

         Also on September 30, 1999, we acquired Clinical Dynamics, Inc.
(CDI), provider of Web-based software reporting tools that analyze clinical process and outcome metrics of care for clinicians and administrators. CDI Providers is renowned for its highly functional, Web-based software reporting tools which help providers create, manage, and analyze clinical outcomes data. Its flagship Web-based product line, DYNAMO(TM) (Dynamic Analysis of Measured Outcomes), provides information on clinical performance through physician profiling, hospital benchmarking, clinical pathway development, and practice variance analysis. The Dynamo product suite provides clinicians and administrators with quick desktop access to complex clinical, financial, and demographic patient data information for day-to-day evaluation and decision-making. The acquisition was accounted for as a pooling of interests and therefore all information contained in the Consolidated Financial Statements has been restated to reflect the pooling.

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

(4)      MERGER

         On September 30, 1999, we issued 774,000 shares of our common stock and assumed all outstanding CDI options in exchange for all the outstanding shares of common stock of Clinical Dynamics, Inc. (CDI), a provider of and assumed all outstanding CDI options Web-based software reporting tools that analyze clinical process and outcome metrics of care for clinicians and administrators. The merger was accounted for as a pooling of interests, and accordingly, our condensed consolidated financial statements have been restated to include the financial position and results of CDI for all periods presented.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):


                                                   MECON               CDI            COMBINED
                                                   -----               ---            --------
Three months ended September 30, 1998
          Total revenue                         $  3,973           $    186           $ 4,159
          Net income                                 809                 61               870

Three months ended September 30, 1999
          Total revenue                            6,531                386             6,917
          Net income (loss)                       (3,944)                66            (3,878)

Six months ended September 30, 1998                                                       --
          Total revenue                            7,889                298             8,187
          Net income                               1,260                 18             1,278

Six months ended September 30, 1999                                                       --
          Total revenue                           13,007                646            13,653
          Net income (loss)                       (3,279)               125            (3,154)


Transaction and acquisition costs were approximately $638,000 and consisted principally of transaction fees for attorneys, accountants and other related charges and are included in acquisition related charges in the accompanying Consolidated Statements of Operations. There were no conforming accounting changes or intercompany transactions related to this merger.

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

         In consideration of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and our decision to exit the business, we reviewed the goodwill associated with LBA for impairment. We performed an undiscounted cash flow analysis based on revenue projections expected to be received from future operations of LBA which revealed that the goodwill was impaired. We estimated the fair market value of the goodwill using a discounted cash flow model and recognized an impairment charge of $5,555,000. Based on a 15 year cashflow projection, assuming a growth rate commensurate with Mecon's overall growth rate and a 5% discount rate, the forecasted cashflows represent managements best estimate of future results. The Company also wrote-off certain other capitalized software costs associated with the CVE business.

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
                                                                                ------


(6) ACQUISITIONS & INVESTMENTS

Progressive Development, Inc.

         On July 14, 1999, we acquired Progressive Development, Inc. (PDI), a provider of a Web-based supply cost comparison database. We issued 75,000 shares of our common stock at $8.125 per share, which was the value of our stock on July 14, 1999, and paid $275,000 in cash in a transaction accounted for using the purchase method of accounting. In accordance with the purchase, we received a client server software product, the services of the founder, and a royalty stream. PDI did not have any assets and liabilities, employees, or customers at the time of our purchase. Entire purchase price of $884,000 has been allocated to goodwill that will be amortized over its estimated benefit period of five years. At September 30, 1999, the balance of the goodwill was $866,000, net of accumulated amortization of $18,000.

iBusinessHub

         On September 28, 1999, we invested $500,000 in iBusinessHub (IBH) for 2,000,000 shares of IBH Series A preferred stock. IBH is a development stage company focused on building business-to-business e-commerce procurement engines for various vertical markets. In addition to the common shares, we also received a warrant to purchase 2,000,000 shares of IBH common stock, which may be exercised at any time. IBH has the right to cause Mecon to exercise up to 800,000 warrants at a price of $0.25. Since our investment constituted a 36% interest in the outstanding shares of IBH, the investment has been accounted for using the equity method of accounting at September 30, 1999. IBH had no profits or losses at September 30, 1999, and, thus, there was no effect on Mecon's financial statements for the quarter or six months ended September 30, 1999.

(7) PROVISION FOR INCOME TAXES

         An impairment of goodwill related to the March 1999 LBA acquisition was expensed in the current period for financial accounting purposes. This impairment will not be recognized in the current period for tax purposes but
will continue to be amortized over a 15 year period.   Mecon projects
adequate taxable income in subsequent periods to utilize these amortization expenses. Mecon's deferred tax asset was increased as a result of this transaction.

        Certain other deferred tax assets from the LBA acquisition were realized in the current period. A valuation allowance related to such deferred tax assets was released during the quarter as the deferred tax asset was realized. The realization of these assets resulted in a reduction of the carrying value of the goodwill of $365,000.

       As a result of the above, Mecon recognized a deferred tax benefit of $1.7 million and $1.4 million and a deferred tax asset of $2.1 million during the 3 and 6 months ended September 30, 1999, respectively.

(8) SEGMENT INFORMATION

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

(9)      EARNINGS PER SHARE (EPS)

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

         Our e-Health strategy centers around three main business lines, including a Web-based information content business, value-added consulting business, and buyer-centric e-commerce procurement business. Our current portfolio of database and information products can be generally classified as information content business. The PEERnext operational benchmarking database, InfoSource on-line peer networking tool, MECON-OPTIMIS-TM- productivity information system, MECON-PricePoint-TM- price comparison database, and the CDI-DYNAMO-TM- (Dynamic Analysis of Measured Outcomes) clinical and outcomes database all represent our current capabilities. With the Internet as its primary medium, we continue to broaden content, expand the customer base, build high margin value-added on-line tools, and build a captive community of users that routinely tap MECON.com to access information.

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

         Our performance improvement vision has three dimensions - operational performance, clinical performance, and quality management. Operational performance involves improvement of the functional efficiency of the hospital; clinical performance involves improvement of clinical practices of physicians; and quality management involves improvement of medical outcomes and patient satisfaction. We believe that an integrated approach of information content, value-added consulting, and commerce is necessary to drive significant and sustainable performance improvement in all three dimensions. Our historical strength has been in the operational performance improvement domain. However, in March 1999, with the acquisition of LBA Healthcare, we added consulting capabilities in the clinical performance improvement dimension. However, we noted that the revenue being generated by LBA's CVE business line was not meeting our expectations which was based on the projections we received at the time of the acquisition. Based on this information, we concluded that we could better utilize our resources in other areas of the Company and decided to exit the CVE business line. In accordance with the exit plan we developed, we have notified fourteen (14) LBA employees of their termination. These individuals were responsible for maintaining the VETCAR database which supported the consulting being performed as part of the CVE business line. As of September 30, 1999, $52,000 of the initial accrual of $773,000 for accrued severance costs had been paid.

     In consideration of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and our decision to exit the business, we reviewed the goodwill associated with LBA for impairment. We performed an undiscounted cashflow analysis based on revenue projections expected to be received from future operations of LBA which revealed that the goodwill was impaired. We estimated the fair market value of the goodwill using a discounted cash flow model and recognized an impairment charge of $5,555,000. Based on a 15 year cashflow projection, assuming a growth rate commensurate with Mecon's overall growth rate and a 5% discount rate, the forecasted cashflows represent managements best estimate of future results. The Company also wrote-off certain other capitalized software costs associated with the CVE business.

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
                                                    ============  =============      ===========  ==========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenue for the three months ended September 30, 1999 increased 66% to $6.9 million compared to $4.2 million for the comparable period in the prior fiscal year. Data products revenue increased 24% to $4.6 million compared to $3.7 million for the comparable period in the prior fiscal year. Consulting revenue increased 439% to $2.3 million compared to $400,000 for the comparable period in the prior fiscal year and accounted for 68% of the total increase in revenue.

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

COST OF REVENUE

         Cost of revenue for the three months ended September 30, 1999 increased 70% to $2.1 million compared to $1.2 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to the acquisitions of LBA, increased personnel in our core business increased travel expenses and increased amortization of software development costs. The number of employees delivering products or consulting services increased to 82 during the three months ended September 30, 1999 from 60 during the comparable period in the prior fiscal year. Amortization of software development costs increased to $373,000 for the three months ended September 30, 1999 from $172,000 for the comparable period in the prior fiscal year. The remainder of the increase was primarily attributable to travel expenses to implement our products. Cost of revenue for the three months ended September 30, 1999 remained constant at 30% of revenue compared to the same period in the prior fiscal year. Although there was a change in revenue mix towards lower margin consulting business, this change in mix was offset by efficiencies gained in our Web-based delivery of data and higher utilization rates of our consulting staff. Although we anticipate cost of revenue to increase in absolute dollars due to the increase in amortization of software development costs from future releases of new products, we anticipate costs of revenue to decrease as a percent of revenue as we continue to leverage efficiencies in delivery related to our multi-year subscriptions and internet delivery strategies.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended September 30, 1999 increased 81% to $1.0 million compared to $597,000 for the comparable period in the prior fiscal year. This increase was primarily due to the addition of technical programming staff from the acquisitions of LBA and a decrease in capitalized software development costs. The number of employees performing research and development activities increased to 34 during the three months ended September 30, 1999 from 22 during the comparable period in the prior fiscal year. During the three months ended September 30, 1999, approximately $335,000 was capitalized for internally developed software related to product development compared to $405,000 for the comparable period in the prior year. Research and development expenses for the three months ended September 30, 1999 increased to 16% of revenue compared to 14% for the comparable period in the prior fiscal year as a result of the aforementioned factors. However, although we anticipate research and development spending to increase in absolute dollars, we anticipate they will decrease as a percent of revenue as we move from the initial product development efforts for new products to programming, testing and release management.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended September 30, 1999 increased 94% to $1.4 million compared to $710,000 for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA, increased commissions related to record levels of contract value signed in the second quarter of fiscal 2000, marketing activities and travel expenses. The number of employees performing selling and marketing activities increased to 24 during the three months ended September 30, 1999 from 12 during the comparable period in the prior fiscal year. Sales and marketing expenses for the three months ended September 30, 1999 increased to 20% of revenue during the three months ended September 30, 1999 compared to 17% during the comparable period in the prior fiscal year. We anticipate sales and marketing expenses to increase in absolute dollars but remain relatively constant as a percent of revenue. The anticipated increase in absolute dollars is expected to be primarily attributable to increased commissions related to an increasing customer base and more robust marketing efforts related to our consulting capabilities and MECON.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended September 30, 1999 increased 41% to $991,000 compared to $704,000 for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA, additional accounting personnel related to increased business, amortization of goodwill associated with the purchase of LBA, and rent, travel and telephone expenses. The number of employees performing general and administrative activities increased to 16 during the three months ended September 30, 1999 from 14 during the comparable period in the prior fiscal year. General and administrative expenses for the three months ended September 30, 1999 decreased to 14% of revenue compared to 17% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to leveraging existing infrastructure and ongoing cost reduction initiatives. We anticipate general and administrative expenses to increase in absolute dollars and remain relatively constant as a percent of revenue as a result of the aforementioned factors.

PROVISION FOR INCOME TAXES

         An impairment of goodwill related to the March 1999 LBA acquisition was expensed in the current period for financial accounting purposes. This impairment will not be recognized in the current period for tax purposes but will continue to be amortized over a 15 years period. Mecon projects adequate taxable income in subsequent periods to utilize these amortization expenses. Mecon's deferred tax asset related to goodwill was increased as a result of this transaction.

         Certain other deferred tax assets from the LBA acquisition were realized in the current period. A valuation allowance related to such deferred tax assets was released during the quarter as the deferred tax asset was realized. The realization of these assets resulted in a reduction of the carrying value of goodwill and no tax benefit was created.

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

COST OF REVENUE

         Cost of revenue for the six months ended September 30, 1999 increased 62% to $4.3 million compared to $2.7 million for the comparable period in the prior fiscal year. The increase in cost of revenue was primarily attributable to the acquisition of LBA, increased personnel and related costs and increased amortization of software development costs. The number of employees delivering products or consulting services increased to 82 during the six months ended September 30, 1999 from 61 during the comparable period in the prior fiscal year. Amortization of capitalized software development costs increased to $641,000 for the six months ended September 30, 1999 from $344,000 for the comparable period in the prior fiscal year.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the six months ended September 30, 1999 increased 69% to $2.2 million compared to $1.3 million for the comparable period in the prior fiscal year. This increase was primarily due to the addition of technical programming staff from the acquisitions of LBA, an increase in MECON technical programming personnel, and a decrease in capitalized software development cost. An increase in supplies expense related to Action Point Year 2000 remediation efforts and depreciation expense from the purchase of additional computer equipment accounted for the remainder of the increase. During the six months ended September 30, 1999, approximately $648,000 was capitalized for internally developed software related to product development compared to $700,000 for the comparable period in the prior year. The decrease in software development costs capitalized primarily related to the timing of development activities qualifying for capitalization associated with new product development. Currently, we are developing functional specifications related to certain new products planned for release in early fiscal 2001 and have not begun the coding and programming activities that qualify for capitalization. The completion of the beta testing and programming efforts related to MECON.COM and MECON-PEERnext version 2.0, which were released in July and May 1999, respectively, accounted for the remainder of the decrease. We anticipate research and development spending to increase in absolute dollars but decrease as a percent of revenue as we move from the initial product development efforts for MECON-PEERnext version 2.0 to programming, testing and release management.

SALES AND MARKETING

         Sales and marketing expenses for the six months ended September 30, 1999 increased 87% to $2.7 million compared to $1.4 million for the comparable period in the prior fiscal year. This increase was primarily due to the acquisitions of LBA, increased commissions related to record levels of contract values signed, additional staffing, and increases in salaries, marketing activities and travel. The employee head count increased to 24 from 12 for the comparable period in the prior fiscal year. The increase was due, in part, to the addition of 7 employees from LBA. Sales and marketing expenses for the six months ended September 30, 1999 increased to 20% of revenue during the six months ended September 30, 1999 compared to 18% during the comparable period in the prior fiscal year. We anticipate sales and marketing expenses to increase in absolute dollars but remain relatively constant as a percent of revenue due to increased commissions related to an increasing customer base and more robust marketing efforts related to our consulting capabilities and MECON.COM.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the six months ended September 30, 1999 increased 37% to $2.0 million compared to $1.5 million for the comparable period in the prior fiscal year. This increase was primarily due the acquisition of LBA, additional accounting personnel related to increased business, and amortization of goodwill associated with the purchase of LBA, offset by reductions in the provision for bad debts, professional fees, and expenses related to office infrastructure. General and administrative expenses for the six months ended September 30, 1999 decreased to 15% of revenue compared to 18% of revenue for the comparable period in the prior fiscal year. This decrease was primarily due to leveraging existing infrastructure and ongoing cost reduction initiatives. We anticipate general and administrative expenses to increase in absolute dollars and remain relatively constant as a percent of revenue as a result of the aforementioned factors.

PROVISION FOR INCOME TAXES

         An impairment of goodwill related to the March 1999 LBA acquisition was expensed in the current period for financial accounting purposes. This impairment will not be recognized in the current period for tax purposes but will continue to be amortized over a 15 years period. Mecon projects adequate taxable income in subsequent periods to utilize these amortization expenses. Mecon's deferred tax asset related to goodwill was increased as a result of this transaction.

         Certain other deferred tax assets from the LBA acquisition were realized in the current period. A valuation allowance related to such deferred tax assets was released during the quarter as the deferred tax asset was realized. The realization of these assets resulted in a reduction of the carrying value of goodwill of $365,000.

         As a result of the above, Mecon recognized a deferred tax benefit of $1.4 million and a deferred tax asset of $2.1 million for the 6 months ended September 30, 1999.

        In the prior year, the income tax provision of $422,000 was attributable to our increased profitability and the use of net operating loss carry forwards and other tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, our cash, cash equivalents and securities available-for-sale decreased by $3.0 to $7.0 million compared to $10.0 million at March 31, 1999 primarily as a result of cash used in operations, purchases of property and equipment, cash paid for acquisitions and investments and cash paid for the development of new software products. We used $1.3 million of cash flow from operating activities for the six months ended September 30, 1999 compared to generating $2.2 million in the comparable period in the prior year. This decrease was primarily due to the payment of non-recurring liabilities incurred in connection with the purchase of LBA, PDI and CDI and a slower than expected process of receiving cash on our receivables.

         Our days sales outstanding (DSO) increased to 106 days at September 30, 1999 compared to 91 days at March 31, 1999. Cash collections and cash management slowed this quarter due in part to the increased economic challenges facing hospitals in general and, in particular, for some of our customers. Additionally, our increased focus on closing and integrating acquisitions during the second quarter of fiscal 2000 resulted in short-term management distractions. We have taken steps to increase momentum and management focus on cash collections by hiring additional personnel solely focused on cash collections.

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

YEAR 2000

         We have completed the evaluation of our internal systems and have also completed implementation of systems and programming changes necessary to address Year 2000 issues on an enterprise-wide basis. During the second quarter of fiscal 2000 this remediation plan (consisting of upgrading and replacement of certain product versions) has been implemented and tested for compliance.

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

         We have developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. To date, we have not incurred significant expenditures for our Year 2000 remediation efforts as we have deployed existing resources to address Year 2000 issues noted. Although we do not anticipate the costs to address our Year 2000 issues to be material, the costs of Year 2000 remediation work and the date on which we plan to complete such work is based on management's best estimates, which are derived from assumptions about future events, including the availability of certain resources, third-party remediation plans and other factors. In addition, undetected errors or the failure of such systems to be Year 2000 compliant could create significant record-keeping and operational deficiencies. Accordingly, if Year 2000 modifications, evaluations, assessments and conversions are not made, or are not completed in time, the Year 2000 problem could have an adverse impact on us.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings
                         None

Item 2.  Changes in Securities and Use of Proceeds

The following shares of common stock were issued in connection with the acquisition of Progressive Development on July 14, 1999:

                                                                               Price
                                                                                per
Name                                   # of shares                             Share
----                                   -----------                             -----
Steve Ferrins                          37,500                                  $ 8.125
Steve Musachia                         37,500                                  $ 8.125

The following shares of common stock were issued in connection with the acquisition of Clinical Dynamics, Inc. on September 30, 1999:

                                                                               Price
                                                                                per
Name                                   # of shares                             Share
----                                   -----------                             -----
Larimore Cummins                       425,700                                 $ 6.375
Craig Wilson                           174,150                                 $ 6.375
Kelly O'Keefe                          174,150                                 $ 6.375

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


Kathy Brittain White resigned as a director on October 11, 1999.

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